Form 10-K
period 2005-08-31
Autostack CO , LLC; Gunderson Specialty Products, LLC; Gunderson Rail Services, LLC; Greenbrier-Concarril, LLC; Greenbrier Leasing, L.P.; Greenbrier Leasing Company, LLC; Greenbrier Management Services, LLC; Greenbrier Leasing LTD Partner, LLC; GREENBRIER COMPANIES INC; Gunderson Marine, LLC
filed 2005-11-04
CIK 1334558, 1334570, 1334567, 1334559, 1334562, 1334560, 1334565, 1334564, 923120, 1334569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2005
or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to
Commission File No. 1-13146
THE GREENBRIER COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	3742	93-0816972
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

Autostack Company, LLC	Oregon	3743	93-0981840
Greenbrier-Concarril, LLC	Oregon	3743	93-1262344
Greenbrier Leasing Company, LLC	Oregon	3743	31-0789836
Greenbrier Leasing, L.P.	Oregon	3743	91-1960693
Greenbrier Leasing Limited Partner, LLC	Oregon	3743	93-1266038
Greenbrier Management Services, LLC	Oregon	3743	93-1266040
Greenbrier Railcar, LLC	Oregon	3743	93-0971066
Gunderson, LLC	Oregon	3743	93-0180205
Gunderson Marine, LLC	Oregon	3743	93-1127982
Gunderson Rail Services, LLC	Oregon	3743	93-1123815
Gunderson Specialty Products, LLC	Oregon	3743	93-0180205

The Greenbrier Companies, Inc. One Centerpointe Drive, Suite 200 Lake Oswego Oregon 97035-8612 (503) 684-7000	Autostack Company, LLC One Centerpointe Drive, Suite 200 Lake Oswego Oregon 97035-8612 (503) 684-7000	Greenbrier-Concarril, LLC One Centerpointe Drive, Suite 200 Lake Oswego Oregon 97035-8612 (503) 684-7000	Greenbrier Leasing Company, LLC One Centerpointe Drive, Suite 200 Lake Oswego Oregon 97035-8612 (503) 684-7000

Greenbrier Leasing, L.P. One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000	Greenbrier Leasing Limited Partner, LLC One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000	Greenbrier Management Services, LLC One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000	Greenbrier Railcar, LLC One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000

Gunderson, LLC 4350 NW Front Avenue Portland, Oregon 97210 (503) 972-5700	Gunderson Marine, LLC 4350 NW Front Avenue Portland, Oregon 97210 (503) 972-5700	Gunderson Rail Services, LLC One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000	Gunderson Specialty Products, LLC 4350 NW Front Avenue Portland, Oregon (503) 972-5700
(Address, including zip code and telephone number
including area code of registrant’ principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, par value $0.001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X     No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes        No  X
Aggregate market value of the Registrant’s Common Stock held by non-affiliates as of February 28, 2005 (based on the closing price of such shares on such date) was $192,962,196.
The number of shares outstanding of the Registrant’s Common Stock on October 26, 2005 was 15,506,891, par value $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of Registrant’s Proxy Statement dated November 22, 2005 prepared in connection with the Annual Meeting of Stockholders to be held on January 10, 2006 are incorporated by reference into Parts II and III of this Report.

The Greenbrier Companies, Inc.
Form 10-K

2                                        The Greenbrier Companies 2005 Annual Report

PART I
Forward-Looking Statements
From time to time, Greenbrier or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:

•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and railcar warehousing activities;

•	ability to renew or obtain sufficient lines of credit and performance guarantees on acceptable terms;

•	ability to utilize beneficial tax strategies;

•	ability to grow our railcar services, lease fleet and management services business;

•	ability to obtain sales contracts which contain provisions for the escalation of prices due to increased costs of materials and components;

•	ability to obtain adequate certification and licensing of products; and

•	short- and long-term revenue and earnings effects of the above items.
Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements:

•	a delay or failure of acquired businesses, products or services to compete successfully;

•	decreases in carrying value of assets due to impairment;

•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;

•	changes in future maintenance requirements;

•	effects of local statutory accounting conventions on compliance with covenants in certain loan agreements;

•	domestic and global business conditions and growth or reduction in the surface transportation industry;

•	actual future costs and the availability of materials and a trained workforce;

•	ability to maintain good relationships with third party labor providers or collective bargaining units;

•	availability of subcontractors;

•	steel price increases, scrap surcharges and other commodity price fluctuations and their impact on railcar demand and margin;

•	changes in product mix and the mix between the manufacturing and leasing & services segments;

•	labor disputes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;

•	production difficulties and product delivery delays as a result of, among other matters, changing technologies or non-performance of alliance partners, subcontractors or suppliers;

•	ability to obtain suitable contracts for railcars held for sale;

•	lower than anticipated residual values for leased equipment;

•	discovery of defects in railcars resulting in increased warranty costs or litigation;

•	resolution or outcome of investigations and pending or future litigation;

•	the ability to consummate expected sales;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;

•	financial condition of principal customers;

•	market acceptance of products;

•	ability to determine and obtain adequate levels of insurance at acceptable rates;

•	competitive factors, including introduction of competitive products, price pressures, limited customer base and competitiveness of our manufacturing facilities and products;

•	industry over-capacity and our manufacturing capacity utilization;

•	continued industry demand at current and anticipated levels for railcar products;

•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war, embargoes or quotas;

•	ability to adjust to the cyclical nature of the railcar industry;
3                                        The Greenbrier Companies 2005 Annual Report

•	the effects of car hire deprescription on leasing revenue;

•	changes in interest rates;

•	actions by various regulatory agencies;

•	changes in fuel and/or energy prices;

•	availability and price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;

•	ability to replace lease revenue and earnings from maturing and terminating leases with revenue and earnings from additions to the lease fleet, lease renewals and management services; and

•	financial impacts from currency fluctuations in our worldwide operations.
Any forward-looking statements should be considered in light of these factors. We assume no obligation to update or revise any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or if we later become aware that these assumptions are not likely to be achieved, except as required under securities laws.

Item 1.	BUSINESS
Introduction
We are one of the leading designers, manufacturers and marketers of railroad freight car equipment in North America and Europe and a leading provider of leasing and other services to the railroad and related transportation industries in North America. Our mission is to provide complete freight car solutions to our customers through a comprehensive set of high quality freight car products and related services.
In North America, we operate an integrated business model that combines freight car manufacturing, repair and refurbishment, leasing and fleet management services to provide customers with a comprehensive set of freight car solutions. This model allows us to utilize synergies between our various business activities and to generate enhanced returns by providing creative solutions to a customer’s freight car needs, while generating profits from multiple elements of the transaction.
We operate in two primary business segments: manufacturing and leasing & services. Financial information about our business segments for the years ended August 31, 2005, 2004 and 2003 is located in Note 23 of our Consolidated Financial Statements.
We are a Delaware corporation formed in 1981. Our principal executive offices are located at One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035, our telephone number is (503) 684-7000 and our internet website is located at http://www.gbrx.com.
Significant Developments in 2005
In September 1998 we entered into a joint venture with Bombardier Transportation (Bombardier) to build railroad freight cars at a portion of Bombardier’s existing manufacturing facility in Sahagun, Mexico.
Each party held a 50% non-controlling interest in the joint venture. In December 2004, we acquired Bombardier’s interest for $9.0 million payable over five years. We lease a portion of the plant from Bombardier and have entered into a service agreement under which Bombardier provides labor and manufacturing support. These operations, previously accounted for under the equity method, are consolidated for financial reporting purposes beginning in December 2004.
In April 2005, we entered into an agreement with Babcock & Brown Rail Management LLC (BBRM) to jointly acquire and lease railcars for the North American market, some of which may have been produced by us. We, along with BBRM, intend to sell the railcars to third party investors and to manage the railcars for these investors. This arrangement may be expanded to include additional railcars some of which may be sold from our own lease fleet.
On May 11, 2005, we issued 5,175,000 shares of our common stock at a price of $26.50 per share, less underwriting commissions, discounts and expenses. We used the proceeds to purchase 3,504,167 shares from the estate of Alan James, former member of our board of directors, and 1,837,500 shares from William Furman, President and Chief Executive Officer. After the offering, the estate of Alan James owned 2.8% and William Furman owned 13.9% of our outstanding common stock. Concurrent with the purchase of the stock owned by the estate of Alan James outstanding litigation with the estate was dismissed.
On May 11, 2005, we issued, through a private placement, $175.0 million aggregate principal amount of 8 3/8% senior unsecured notes due 2015 (the Notes). Payment of the Notes is guaranteed by
4                                        The Greenbrier Companies 2005 Annual Report

certain of our domestic subsidiaries. Interest will be paid semiannually in arrears commencing November 15, 2005. We used portions of the proceeds from the Notes to repay certain outstanding revolving notes and notes payable. Subsequent to year end, all the Notes were exchanged for an equal principal amount of senior unsecured notes due 2015, with the same terms, which are registered with the Securities and Exchange Commission (SEC).
Products and Services
Manufacturing
North American Railcar Manufacturing - We are the leading North American manufacturer of intermodal railcars with an average market share of approximately 60% over the last five years. In addition to our strength in intermodal railcars, we build a broad array of other railcar types in North America and have demonstrated an ability to capture high market shares in the car types we build. We have commanded an average market share of approximately 40% in flat cars and 30% in boxcars over the last five years. We also may manufacture new railcars through the use of subcontractors. The primary products produced for the North American market are:
Intermodal Railcars - We manufacture a comprehensive range of intermodal railcars. Our most important product is our articulated double stack railcars. The double stack railcar is designed to transport containers stacked two-high on a single platform.
An articulated double stack railcar is comprised of up to five platforms each of which is linked by a common set of wheels and axles.
Our comprehensive line of articulated and non-articulated double stack intermodal railcars offers varying load capacities and configurations. The double stack railcar provides significant operating and capital savings over other types of intermodal railcars. These savings are the result of:

•	increased train density (two containers are carried within the same longitudinal space conventionally used to carry one trailer or container);

•	reduced railcar weight of up to 50% per container;

•	easier terminal handling characteristics;

•	reduced equipment costs of up to 40% less than the cost of providing the same carrying capacity with conventional equipment;

•	superior ride quality compared to conventional equipment, leading to reduced damage claims; and

•	increased fuel efficiency resulting from weight reduction and improved aerodynamics.
Our current double-stack products include:

Unit sizes carried(1)
		Number of	Well	Cargo
Product	Type	wells	size	type		20’	40’	45’	48’	53’	Trailer

Maxi-Stack	Articulated	5	40’	Container	Top		x	x	x	x
					Bottom	x	x
Maxi-Stack	Articulated	3	53’	Container	Top		x	x	x	x
					Bottom	x	x	x	x	x
All Purpose Husky	Stand-alone or
Stack 53’	Drawbar	1 or 3 unit	53’	Container	Top		x	x	x	x
	connected	drawbar	53’	Trailer	Bottom	x	x	x	x	x	x
Husky Stack 53’	Stand-alone or Drawbar	1 or 3 unit
	connected	drawbar	53’	Container	Top		x	x	x	x
					Bottom	x	x	x	x	x

(1)	Carrying capability may be dependant on unit size being carried in the adjoining well.
5                                        The Greenbrier Companies 2005 Annual Report

Conventional Railcars - We produce a wide range of boxcars, which are used in forest products, automotive, perishables and general merchandise applications. Our flat car products include center partition cars for the forest products industry, bulkhead flat cars, flat cars for automotive transportation and solid waste service flat cars. We also produce a variety of covered hopper cars for the grain, cement and plastics industries as well as gondolas and coil cars for the steel and metals markets and various other conventional railcar types.
European Railcar Manufacturing - Our European manufacturing operation produces a variety of railcar types, including a comprehensive line of pressurized tank cars for liquid petroleum gas and ammonia and non-pressurized tank cars for light oil, chemicals and other products as well as flat cars, coil cars for the steel and metals market, coal cars for both the continental European and United Kingdom markets, gondolas, sliding wall cars and rolling highway cars. Although no formal statistics are available for the European market, we believe we are the second largest new freight car manufacturer with an estimated 20% market share.
Railcar Repair and Refurbishing - We believe we operate one of the largest repair and refurbishment networks in North America with 17 operating locations nationwide. Our network of railcar repair and refurbishment shops competes in three primary markets: heavy railcar repair and refurbishment, routine railcar maintenance and railcar wheel and axle servicing. We are actively engaged in the repair and refurbishment of railcars for third parties, as well as of our own leased and managed fleet.
Marine Vessel Fabrication - Our Portland, Oregon manufacturing facility, located on a deep-water port on the Willamette River, includes marine facilities with the largest side-launch ways on the West Coast. The marine facilities also enhance steel plate burning and fabrication capacity providing flexibility for railcar production. We manufacture ocean going conventional deck barges, double-hull tank barges, railcar/deck barges, barges for aggregates and other heavy industrial products and ocean going dump barges.
Leasing & Services
Leasing - Our network of relationships with financial institutions, combined with our ownership of a lease fleet of approximately 10,000 railcars, enables us to offer flexible financing programs including traditional direct finance leases, operating leases and “by the mile” leases to our customers. Frequently, we originate leases with railroads or shippers, remarket them to financial institutions and subsequently provide management services under multi-year agreements.
As equipment owner, we participate in both the finance and the operating lease segments of the market. Lease payments received under the noncancelable lease terms of direct finance leases generally cover substantially all of the equipment cost. Most of our leases are “full service” leases whereby we are responsible for maintenance, taxes and administration. Maintenance of the fleet is provided, in part, through our own facilities and engineering and technical staff.
Assets from our owned lease fleet are periodically sold to take advantage of market conditions, manage risk and maintain liquidity.

	Fleet Profile(1)
	As of August 31, 2005

	Owned	Managed	Total
	Units(2)	Units	Units

Customer Profile:

Class I Railroads	4,697	106,267	110,964

Non-Class I Railroads	2,021	12,864	14,885

Shipping Companies	2,200	2,088	4,288

Leasing Companies	320	7,411	7,731

Enroute to Customer Location	550	3	553

Off-Lease	170	12	182

Total Units	9,958	128,645	138,603

(1)	Each platform of a railcar is treated as a separate unit.

(2)	Percent of owned units on lease is 98.3%; average age of owned units is 22 years; average remaining lease term is 2.7 years.
Approximately 20% of the owned equipment in our lease fleet was acquired through an agreement with Union Pacific Railroad Company (Union Pacific) which contains a fixed price purchase option exercisable upon lease expiration. Union Pacific has notified us of its intention to exercise this option as leases expire over the next two years through 2007 on all remaining rail-cars in this program.
Management Services - Our management services business offers a broad range of services that
6                                        The Greenbrier Companies 2005 Annual Report

enhance our ability to generate lease transactions. These services include railcar maintenance management, railcar accounting services such as billing and revenue collection, car hire receivable and payable administration and railcar remarketing. We currently own or provide management services for a fleet of approximately 139,000 railcars in North America for railroads, shippers, carriers and other leasing and transportation companies.
Backlog
The following table depicts our reported railcar backlog in number of railcars and estimated future sales value attributable to such backlog, at the end of the periods shown:

	August 31,

	2005	2004	2003

New railcar backlog units(1)	9,600	13,100	10,700

Estimated value (in millions)	$550	$760	$580

(1)	Each platform of a railcar is treated as a separate unit.
The backlog is based on customer purchase or lease orders that we believe are firm. Customer orders, however, may be subject to cancellation and other customary industry terms and conditions. Historically, little variation has been experienced between the number of railcars ordered and the number of railcars actually delivered. The backlog is not necessarily indicative of future results of operations.
Customers
Our manufacturing and leasing and services customers include Class I railroads, regional and short-line railroads, other leasing companies, shippers, carriers and other transportation companies. We have strong, long-term relationships with many of our customers. We believe that our customers’ preference for high quality products, our technological leadership in developing innovative products and pricing of our railcars have helped us maintain our long standing relationships with our customers.
In 2005, revenue from one customer, TTX Company (TTX), accounted for approximately 44% of total revenue and 48% of manufacturing revenue. Approximately 31% of leasing & services revenue was from Burlington Northern and Santa Fe Railway Company (BNSF). No other customers accounted for more than 10% of total, manufacturing or leasing & services revenue.
Raw Materials and Components
Our products require a supply of materials including steel and specialty components such as brakes, wheels and axles. Specialty components purchased from third parties represent approximately half of the cost of an average freight car. Our customers often specify particular components and suppliers of such components. Although the number of alternative suppliers of certain specialty components has declined in recent years, there are at least two suppliers for most such components and we are not reliant on any one supplier for any component. Inventory levels are continually monitored to ensure adequate support of production. We periodically make advance purchases to avoid possible shortages of material due to capacity limitations of component suppliers and possible price increases. We do not typically enter into binding long-term contracts with suppliers because we rely on established relationships with major suppliers to ensure the availability of raw materials and specialty items. We have entered into strategic alliances to obtain parts and reduce supply chain costs and will continue to explore other material and component sources both domestically and internationally.
In December 2004, we formed a strategic alliance with Zhuzhou Rolling Stock Works in China to source parts and to collaborate on commercial opportunities for new railcar products and services in North America, China and other global markets.
Prices for steel, the primary component in railcars, railcar specialty components and barges, rose sharply in 2004 and remained volatile in 2005 as a result of strong demand, limited availability of scrap metal for steel processing, reduced capacity and import trade barriers. Availability of scrap metal has been further limited by exports to China. We believe substantially all of the current backlog has been priced to cover anticipated material price increases and surcharges. There is still risk that material prices could increase beyond amounts used to develop our sale contracts which would adversely impact margins realized on the sale of railcars in our backlog.
7                                        The Greenbrier Companies 2005 Annual Report

The available supply of rail castings to the industry continues to be adversely affected as a result of reorganization and consolidation of domestic suppliers. Our investment in a joint venture that operates castings production facilities has helped us maintain production despite industry-wide casting shortages. Shortages of other railcar components such as wheels, axles and couplers impact production rates at our new railcar and repair and refurbishment facilities.
Competition
There are currently six major railcar manufacturers competing in North America. We believe one of these producers builds railcars principally for its own fleet and the other producers compete with us principally in the general railcar market. We compete on the basis of reputation, quality, price, reliability of delivery and customer service and support.
In Europe the top five manufacturers, including us, control over 80% market share. European freight car manufacturers are largely located in central and eastern Europe where labor rates are lower and work rules are more flexible.
In railcar leasing and services, there are less than ten principal competitors in North America, approximately half of which are larger than us. We compete primarily on the basis of reputation, quality, price, delivery, service offerings and deal structuring ability. We believe our strong servicing capability, integrated with our manufacturing, repair shops, railcar specialization and expertise in particular lease structures provide a strong competitive position.
Marketing and Product Development
In North America, we utilize an integrated marketing and sales effort to coordinate relationships in our manufacturing and leasing & services operations. We provide our customers with a diverse range of equipment and financing alternatives designed to satisfy each customer’s unique needs, whether the customer is buying new equipment, refurbishing existing equipment or seeking to outsource the maintenance or management of equipment. These custom programs may involve a combination of railcar products, leasing, refurbishing and remarketing services. In addition, we provide customized maintenance management, equipment management and accounting services.
In Europe, we maintain relationships with customers through a network of country specific sales representatives. Our engineering and technical staff work closely with their customer counterparts on the design and certification of railcars. Many European railroads are state owned and are subject to EU regulations covering tendering of government contracts.
Through our customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. Research and development costs incurred for new product development during 2005, 2004 and 2003 were $1.9 million, $3.0 million and $2.7 million.
Patents and Trademarks
We have a number of U.S. and non-U.S. patents of varying duration and pending applications, registered trademarks, copyrights and trade names that are important to our products and product development efforts. The protection of our intellectual property is important to our business. We have implemented a proactive program aimed at protecting our intellectual property and the results from our research and development.
Environmental Matters
We are subject to national, state, provincial and local environmental laws and regulations concerning, among other matters, air emissions, wastewater discharge, solid and hazardous waste disposal and employee health and safety. Prior to acquiring manufacturing facilities, we usually conduct investigations to evaluate the environmental condition of subject properties and may negotiate contractual terms for allocation of environmental exposure arising from prior uses. We endeavor to maintain compliance with applicable environmental laws and regulations.
Environmental studies have been conducted of our owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. Our Portland, Oregon manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting our facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site).
8                                        The Greenbrier Companies 2005 Annual Report

We, and more than 60 other parties, have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised us that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities have signed an Administrative Order on Consent to perform a remedial investigation/feasibility study of the Portland Harbor Site under EPA oversight, and five additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2007. In addition, we have entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at our Portland property may have released hazardous substances to the environment. Under this oversight, we also are conducting groundwater remediation relating to a historical spill on our property.
Because these investigations are still underway, we are unable to determine the amount of our ultimate liability relating to these matters. Based on the results of the pending investigations and future assessments of natural resource damages, we may be required to incur costs associated with additional phases of investigation or remedial action, and we may be liable for damages to natural resources. In addition, we may be required to perform periodic maintenance dredging in order to continue to launch vessels from our launch ways on the river, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect our business and results of operations, or the value of our Portland property.
Regulation
The Federal Railroad Administration in the United States and Transport Canada in Canada administer and enforce laws and regulations relating to railroad safety. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate commerce. The AAR promulgates a wide variety of rules and regulations governing the safety and design of equipment, relationships among railroads and other railcar owners with respect to railcars in interchange, and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on North American railroads. These regulations require us to maintain our certifications with the AAR as a rail-car builder and component manufacturer, and products sold and leased by us in North America must meet AAR, Transport Canada, and Federal Railroad Administration standards.
Harmonization of the EU regulatory framework is an ongoing process. The regulatory environment in Europe consists of a combination of EU regulations and country specific regulations.
Employees
As of August 31, 2005, we had 3,972 full-time employees, consisting of 3,859 employees in manufacturing and 113 employees in leasing & services. At our manufacturing facility in Trenton, Nova Scotia, Canada, 965 employees are covered by collective bargaining agreements that expire in October 2006. At the manufacturing facility in Swidnica, Poland, 415 employees are represented by unions. In addition, under our services agreement with Bombardier, 950 union employees work at our Mexico facility. A discretionary bonus program is maintained for salaried and most hourly employees not covered by collective bargaining agreements. A stock incentive plan and a stock purchase plan are available for certain North American employees. We believe that our relations with our employees are generally good.
Additional Information
We are a reporting company and file annual, quarterly, and special reports, proxy statements and other information with the Securities and Exchange Committee (SEC). You may read and copy these materials at the Public Reference Room maintained by the SEC at Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference room. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual, quarterly and special reports, Audit Committee Charter, Compensation Committee Charter, Nominating/ Corporate Governance Committee Charter and the Company’s Corporate Governance Guidelines are available on our web site at http://www.gbrx.com or free of charge by contacting our Investor Relations Department at The Greenbrier Companies, Inc., One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035.
9                                        The Greenbrier Companies 2005 Annual Report

Item 2.          PROPERTIES
We currently operate at the following primary facilities:

Description	Size	Location	Status

Manufacturing Segment

Railcar and marine manufacturing facility and wheel reconditioning shop	63 acres including 908,000 sq. ft. of manufacturing space and a 750-ft. side-launch ways for launching ocean going vessels	Portland, Oregon	Owned

Railcar manufacturing facility	100 acres with 778,000 sq. ft. of manufacturing space	Trenton, Nova Scotia Canada	Owned

Railcar manufacturing facility	88 acres with 676,000 sq. ft. of manufacturing space	Swidnica, Poland	Owned

Railcar manufacturing and wheel reconditioning shop	462,000 sq. ft. of manufacturing space, which includes a 152,000 sq. ft. wheel reconditioning shop	Sahagun, Mexico	Leased

Railcar repair facility	70 acres	Cleburne, Texas	Leased with purchase option

Railcar repair facility	51.7 acres	Kansas City, Missouri	Leased

Railcar repair facility	40 acres	Finley, Washington	Leased with purchase option

Railcar repair facility	32 acres	Dothan, Alabama	Owned

Railcar repair facility	18 acres	Atchison, Kansas	Owned

Railcar repair facility	11.6 acres	Hodge, Louisiana	Owned

Railcar repair facility	5.4 acres	Springfield, Oregon	Leased

Railcar repair facility	0.9 acres	Modesto, California	Leased

Railcar repair facility	3.3 acres	Golden, Colorado	Leased

Wheel reconditioning shop	5.6 acres	Tacoma, Washington	Leased

Wheel reconditioning shop	0.5 acres	Pine Bluff, Arkansas	Leased

Leasing & Services Segment

Executive offices, railcar marketing and leasing activities	37,000 sq. ft.	Lake Oswego, Oregon	Leased
We believe that our facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate to meet our operating needs for the foreseeable future. We continually evaluate the need for expansion and upgrading of our railcar manufacturing and refurbishment facilities in order to remain competitive and to take advantage of market opportunities.
10                                        The Greenbrier Companies 2005 Annual Report

Item 3.          LEGAL PROCEEDINGS
On April 20, 2004, BC Rail Partnership initiated litigation against us in the Supreme Court of Nova Scotia, alleging breach of contract and negligent manufacture and design of railcars which were involved in a derailment. No trial date has been set.
On November 3, 2004, and November 4, 2004, in the District Court of Tarrant County, Texas, and in the District Court of Lancaster County, Nebraska, respectively, litigation was initiated against us by BNSF. BNSF alleges the failure of a component part on a railcar manufactured by us in 1988, resulted in a derailment and a chemical spill. The complaint alleges in excess of $14.0 million in damages. Answers have been filed in both cases and the parties have agreed to stay the Nebraska action and proceed with the litigation in Texas. No trial date has been set.
On September 23, 2004, two current employees and one former employee of ours filed a civil complaint in Multnomah County Circuit Court, State of Oregon, alleging that we failed to comply with Oregon wage and hour laws. Plaintiffs seek injunctive relief and unspecified unpaid wages, penalty wages, costs, disbursements and attorneys’ fees. The parties have participated in mediation proceedings and are in settlement negotiations. No trial date has been set.
On June 27, 2005, an individual, initiated litigation against Union Pacific alleging general and economic damages in the amount of $0.5 million and $1.0 million, respectively, for personal injuries incurred while operating a handbrake on a railcar operating on Union Pacific’s lines. On September 16, 2005 Union Pacific initiated litigation against us claiming indemnity and contribution. Discovery is continuing and no trial date has been set.
Management intends to vigorously defend its position in each of the foregoing cases and believes that any ultimate liability resulting from the above litigation will not materially affect our financial condition or results of operations.
From time to time, we are involved as a defendant in other litigation in the ordinary course of business. While the ultimate outcome of such legal proceedings cannot be determined at this time, management believes that the resolution of these actions will not have a material adverse effect on our financial condition or results of operation.
On July 26, 2004, Alan James, a former member of our board of directors, filed an action in the Court of Chancery of the State of Delaware against us and all of our directors serving on July 26, 2004, other than Mr. James, seeking rescission of the stockholder’s rights agreement, alleging, among other things, that directors breached their fiduciary duties in adopting the rights agreements. Mr. James passed away on January 28, 2005. On April 20, 2005, all of the estate’s litigation claims and allegations against us were dismissed with prejudice.
Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
Item 5.          MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 449 holders of record of common stock as of October 26, 2005. The following table shows the reported high and low sales price of our common stock on the New York Stock Exchange.

	High	Low

2005
Fourth quarter	$30.70	$25.80
Third quarter	$37.15	$25.40
Second quarter	$36.99	$25.56
First quarter	$29.85	$19.69
2004
Fourth quarter	$24.12	$16.25
Third quarter	$18.55	$14.01
Second quarter	$20.25	$14.40
First quarter	$15.85	$12.25
Dividends of $.08 per share were declared in the fourth quarter of 2005. Quarterly dividends of $.06 per share were declared from the fourth quarter of 2004 through the third quarter of 2005. No dividends were declared in 2003. There is no assurance as to the payment of future dividends as they are dependent upon future earnings, capital requirements and our financial condition.
11                                        The Greenbrier Companies 2005 Annual Report

Equity Compensation Plan Information
The following table provides certain information as of August 31, 2005 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

	Number of securities		Number of securities
	to be issued	Weighted average	remaining available
	upon exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans

Equity compensation plans approved by security holders (1)	472,820	$7.24	948,636

Equity compensation plans not approved by security holders	None	None	None

(1)	Includes the Stock Incentive Plan 2000 (The 2000 Plan) and the 2005 Stock Incentive Plan.
12                                        The Greenbrier Companies 2005 Annual Report

Item 6.          SELECTED FINANCIAL DATA

YEARS ENDED AUGUST 31,
(In thousands, except per share data)	2005	2004		2003	2002		2001

Statement of Operations Data
Revenue:
Manufacturing	$941,161	$653,234		$461,882	$295,074		$513,012
Leasing & services	83,061	76,217		70,443	72,250		80,986

	$1,024,222	$729,451		$532,325	$367,324		$593,998

Earnings (loss) from continuing operations	$29,822	$20,039		$4,317	$(26,094)		$1,119
Earnings from discontinued operations	–	739	(1)	–	–		–

Net earnings (loss)	$29,822	$20,778		$4,317	$(26,094	) (2)	$1,119

Basic earnings (loss) per common share:
Continuing operations	$1.99	$1.38		$.31	$(1.85)		$.08
Net earnings (loss)	$1.99	$1.43		$.31	$(1.85)		$.08

Diluted earnings (loss) per common share:
Continuing operations	$1.92	$1.32		$.30	$(1.85)		$.08
Net earnings (loss)	$1.92	$1.37		$.30	$(1.85)		$.08

Weighted average common shares outstanding:
Basic	15,000	14,569		14,138	14,121		14,151
Diluted	15,560	15,199		14,325	14,121		14,170
Cash dividends paid per share	$.26	$.06		$–	$.06		$.36

Balance Sheet Data
Total assets	$671,207	$508,753		$538,948	$527,446		$606,180
Notes payable	$214,635	$97,513		$117,989	$144,131		$177,575
Subordinated debt	$8,617	$14,942		$20,921	$27,069		$37,491
Stockholders’ equity	$176,059	$139,289		$111,142	$103,139		$134,109

Other Operating Data
New railcar units delivered	13,200	10,800		6,500	4,100		8,600
New railcar units backlog	9,600	13,100		10,700	5,200		3,700
Lease fleet:
Units managed	128,645	122,676		114,701	35,562		26,306
Units owned	9,958	10,683		12,015	14,317		16,319

Cash Flow Data
Capital expenditures
Manufacturing	$16,318	$7,161		$7,390	$4,294		$10,761
Leasing & services	52,805	35,798		4,505	18,365		62,575

	$69,123	$42,959		$11,895	$22,659		$73,336

Depreciation and amortization
Manufacturing	$12,205	$9,399		$9,081	$13,903		$12,631
Leasing & services	10,734	11,441		9,630	9,594		9,765

	$22,939	$20,840		$18,711	$23,497		$22,396

Ratio of earnings to fixed charges (3)	3.55	2.84		1.52	(0.86)		1.29

(1)	Consists of a reduction in loss contingency associated with the settlement of litigation relating to the logistics business that was discontinued in 1998. See Note 4 to the Consolidated Financial Statements.
(2)	Includes $11.5 million (net of tax) of special charges, which principally relate to restructuring and write-down of European operations.
(3)	The ratio of earnings to fixed charges is computed by dividing earnings before fixed charges by fixed charges. Earnings before fixed charges consist of earnings (loss) before income tax, minority interest and equity in unconsolidated subsidiaries, plus fixed charges. Fixed charges consist of interest expensed, amortization of debt issuance costs and the portion of rental expense that we believe is representative of the interest component of lease expense. For the year ended August 31, 2002, there was a deficiency of earnings to fixed charges of $47.2 million.
13                                        The Greenbrier Companies 2005 Annual Report

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
We currently operate two primary business segments: manufacturing and leasing & services. These two business segments are operationally integrated. With operations in the United States, Canada, Mexico and Europe the manufacturing segment produces double stack intermodal railcars, conventional railcars, tank cars, marine vessels and performs railcar repair, refurbishment and maintenance activities. We produce rail castings through an unconsolidated joint venture and also manufacture new freight cars through the use of unaffiliated subcontractors. At August 31, 2005, the leasing & services segment owned approximately 10,000 railcars and provided management services for approximately 129,000 railcars for railroads, shippers, carriers and other leasing and transportation companies. Segment performance is evaluated based on margins.
In 2005, we continued to benefit from growth in demand for railroad freight cars in North America. Improvements in the North American economy have created increased rail traffic, which combined with the aging of the industry’s railcar fleet, has resulted in an increased demand for railcars. Although the North American railcar market has improved, the European market is experiencing a decline in demand for railcars.
Prices for steel, a primary component of railcars and barges, have risen significantly over the past several years and remain volatile as a result of increased costs of raw materials, strong demand, limited availability of scrap metal for steel processing and reduced capacity. As a result, steel providers are charging scrap surcharges. In addition, the price and availability of other railcar components, which are a product of steel, were adversely affected by these steel issues. We have been aggressively managing steel and scrap surcharge issues with customers and suppliers through negotiation and pass-through of costs where possible.
Our manufacturing backlog of railcars for sale and lease as of August 31, 2005 was approximately 9,600 railcars with an estimated value of $550.0 million compared to 13,100 railcars valued at $760.0 million as of August 31, 2004. We believe substantially all our current backlog is priced to cover anticipated material price increases and surcharges. As these sales price increases are an anticipated pass-through of vendor material price increases and surcharges, they are not necessarily indicative of increased margins on future production.
There is still risk that material prices could increase beyond amounts included in our sale contracts which would adversely impact margins realized on the sale of railcars in our backlog.
The available supply of rail castings to the industry continues to be adversely affected as a result of reorganization and consolidation of domestic suppliers. Our investment in a joint venture that operates castings production facilities has helped us maintain production despite industry-wide casting shortages. Shortages of other railcar components such as wheels, axles and couplers impact production at our new railcar and refurbishment facilities. In an effort to mitigate shortages and reduce supply chain costs, we are working to identify strategic alliances and global sourcing of components.
In September 1998, we entered into a joint venture with Bombardier Transportation (Bombardier) to build railroad freight cars at a portion of Bombardier’s existing manufacturing facility in Sahagun, Mexico. Each party held a 50% non-controlling interest in the joint venture. In December 2004, we acquired Bombardier’s interest for $9.0 million payable over five years. We lease a portion of the plant from Bombardier and have entered into a service agreement under which Bombardier provides labor and manufacturing support. The Mexican operations, previously accounted for under the equity method, are consolidated for financial reporting purposes beginning in December 2004.
In April 2005, we entered into an agreement with Babcock & Brown Rail Management LLC (BBRM) to jointly acquire and lease railcars for the North American market, some of which may have been produced by us. We, along with BBRM, intend to sell the railcars to third party investors and to manage the railcars for these investors. This arrangement may be expanded to
14                                        The Greenbrier Companies 2005 Annual Report

include additional railcars some of which may be sold from our own lease fleet.
On May 11, 2005, we issued 5,175,000 shares of our common stock at a price of $26.50 per share, less underwriting commissions, discounts and expenses. We used the proceeds to purchase 3,504,167 shares from the estate of Alan James, former member of our board of directors, and 1,837,500 shares from William Furman, President and Chief Executive Officer. After the offering, the estate of Alan James owned 2.8% and William Furman owned 13.9% of our outstanding common stock. Concurrent with the purchase of the stock owned by the estate of Alan James outstanding litigation with the estate was dismissed.
On May 11, 2005, we issued, through a private placement, $175.0 million aggregate principal amount of 8 3/8% senior unsecured notes due 2015 (the Notes). Payment of the Notes is guaranteed by certain of the Company’s domestic subsidiaries. Interest will be paid semiannually in arrears commencing November 15, 2005. Portions of the proceeds from the Notes were used to payoff a portion of our outstanding revolving notes and notes payable. Subsequent to year end, all the Notes were exchanged for an equal principal amount of senior unsecured notes due 2015, with the same terms, which are registered with the Securities and Exchange Commission (SEC).
In December 2004, we formed a strategic alliance with Zhuzhou Rolling Stock Works in China to source parts and to collaborate on commercial opportunities for new railcar products and services in North America, China and other global markets.
Results of Operations
Overview
Total revenue was $1.0 billion, $729.5 million and $532.3 million for the years ended August 31, 2005, 2004 and 2003. Net earnings for 2005, 2004 and 2003 were $29.8 million or $1.92 per diluted common share, $20.8 million or $1.37 per diluted common share and $4.3 million or $0.30 per diluted common share.
Manufacturing Segment
Manufacturing revenue includes new railcar, marine, refurbishment and maintenance activities. New railcar delivery and backlog information disclosed herein includes all facilities and orders that may be manufactured by unaffiliated subcontractors.
Our purchase on December 1, 2004 of Bombardier’s equity interest in the railcar manufacturing joint venture located in Mexico brought our ownership percentage to 100%. As a result, the financial results of the subsidiary, formerly accounted for under the equity method, are consolidated beginning December 1, 2004.
Manufacturing revenue was $941.2 million, $653.2 million and $461.9 million for the years ended 2005, 2004 and 2003. Railcar deliveries, which are the primary source of manufacturing revenue, were approximately 13,200 units in 2005 compared to 10,800 units in 2004 and 6,500 units in 2003. Manufacturing revenue increased $288.0 million or 44.1% in 2005 as compared to 2004 primarily due to $147.6 million of revenue from our Mexican operation that was accounted for under the equity method in the prior comparable period and the first quarter of 2005. The balance of the increase was principally due to increased deliveries, a higher average railcar sales price associated with scrap and material surcharges and greater volumes of subcontracted production. Manufacturing revenue increased $191.3 million, or 41.4%, in 2004 from 2003 principally due to increased new railcar deliveries offset by units with a lower average sales value. Deliveries in 2005 consisted of 68% intermodal railcars and 32% conventional railcars. Deliveries in 2004 consisted of 63% intermodal railcars and 37% conventional railcars compared to 48% intermodal railcars and 52% conventional railcars in 2003. Intermodal railcars generally have selling prices that average 65% to 75% of that of conventional railcars.
Manufacturing margin percentage was 8.8% in 2005 compared to 8.9% in 2004. As sales prices and costs increase by the same amount to cover surcharges, margins as a percentage of revenue decline. In addition, the benefits of higher margin railcar types, efficiencies of long production runs and increased volumes were offset by production issues in Europe, in particular issues surrounding component parts on one railcar type. The primary factors for the increase in margin from 8.1% in 2003 to 8.9% in 2004 were efficiencies associated with higher volumes and long production runs and an improved pricing environment, offset partially by steel price increases and steel scrap surcharges. The factors influencing cost of revenue and gross margin in a given period include order size (which affects economies of plant utilization), production rates, product mix, changes in
15                                        The Greenbrier Companies 2005 Annual Report

manufacturing costs, product pricing and currency exchange rates.
Leasing & Services Segment
Leasing & services revenue was $83.1 million, $76.2 million and $70.4 million for the years ended 2005, 2004 and 2003. The $6.9 million increase in revenue in 2005 from 2004 was primarily the result of a $6.2 million increase in gains on sale of assets from the lease fleet, higher utilization on managed equipment, the growth of the operating lease portfolio, partially offset by the maturation of the direct finance lease portfolio and reduced car hire revenue associated with lease terminations. The $5.8 million increase in revenue in 2004 from 2003 was primarily the result of margin realized on the sale of new railcars produced by an unconsolidated subsidiary, growth of the operating lease portfolio, increased utilization of the lease fleet and reductions in rental assistance guarantees, offset partially by the effects of the maturation of the direct finance lease portfolio.
During 2005, we realized $6.8 million in pre-tax earnings on the disposition of leased equipment compared to $0.6 million in 2004 and $0.5 million in 2003. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Approximately 20% of the owned equipment in our lease fleet was acquired through an agreement with Union Pacific, which contains a fixed price purchase option exercisable upon lease expiration. Union Pacific has notified us of their intention to exercise this option on all remaining railcars in this program. As these leases mature over the next two years through 2007, related leasing revenue will continue to decline but may be replaced by growth of the lease fleet and management services.
Approximately one-third of our leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce our future car hire revenue. Car hire revenue amounted to $25.3 million, $27.2 million and $24.3 million in 2005, 2004 and 2003.
Leasing & services operating margin percentage was 50.5% in 2005 compared to 44.6% in 2004 and 38.1% in 2003. The increase was primarily a result of gains on sales from the lease fleet and rate adjustments due to increased utilization on certain agreements.
Margins increased in 2004 as a result of margins realized on the sale of railcars produced by an unconsolidated subsidiary, increased utilization of the owned lease fleet, growth of the operating lease fleet with leases that are higher margin than maturing direct finance leases and reductions in rental assistance guarantee costs.
Other costs
Selling and administrative expense was $57.4 million, $48.3 million and $40.0 million in 2005, 2004 and 2003. The $9.1 million increase from 2004 to 2005 is primarily the result of the inclusion of $1.7 million in expenses for our Mexican operation which was accounted for under the equity method in the prior comparable period, higher employee related costs including incentive compensation and increases in professional fees associated with litigation, compliance with Sarbanes-Oxley legislation and strategic initiatives. Current period costs include $2.5 million in legal and professional expenses associated with litigation and responses related to actions by Alan James, a former member of the board of directors. The $8.3 million increase from 2003 to 2004 is primarily the result of fees associated with strategic initiatives, compliance with Sarbanes Oxley legislation, increases in incentive compensation and other employee costs. Selling and administrative expense as a percentage of revenue in 2005 was 5.6% compared to 6.6% in 2004 and 7.5% in 2003.
Interest and foreign exchange expense was $14.8 million, $11.5 million and $13.6 million in 2005, 2004 and 2003. Interest increased $2.4 million as a result of increased borrowings from 2004 to 2005. In addition, foreign exchange losses of $0.8 million were recognized in 2005 compared to foreign exchange gains of $0.1 million in 2004. Decreases from 2003 to 2004 were primarily the result of lower outstanding debt balances due to scheduled repayments of debt, partially offset by a $0.8 million reduction in foreign exchange gains.
During 2005, we incurred special charges of $2.9 million consisting of debt prepayment penalties and costs associated with settlement of interest rate swap agreements on certain debt that was refinanced with senior unsecured notes. The year ended August 31, 2004 includes special charges totaling $1.2 million which consist of a $7.5 million write-off
16                                        The Greenbrier Companies 2005 Annual Report

of the remaining balance of European designs and patents partially offset by a $6.3 million reduction of purchase price liabilities associated with the settlement of arbitration regarding the acquisition of European designs and patents.
Income Tax
Income tax expense for all periods presented represents a statutory tax rate of 42.0% on United States operations and varying effective tax rates on foreign operations. The effective tax rate was 39.8%, 29.2% and 42.2% for 2005, 2004 and 2003. The fluctuations in effective tax rates are due to the geographical mix of pre-tax earnings and losses. In addition, special charges in 2004 include a $6.3 million non-taxable purchase price adjustment relating to the purchase of European designs and patents.
Equity in Loss of Unconsolidated Subsidiaries
Equity in loss of unconsolidated subsidiaries was $0.3 million, $2.0 million and $1.9 million in 2005, 2004 and 2003. Equity in earnings of the castings joint venture was $0.4 million in 2005 compared to a loss of $0.8 million in the prior comparable period. The loss in the prior period was primarily due to start-up costs and temporary plant shutdowns associated with equipment issues at the castings joint venture which began operation in September 2003. The Mexican railcar manufacturing joint venture contributed approximately $0.7 million, $1.2 million and $1.9 million to loss from unconsolidated subsidiaries in 2005, 2004 and 2003. As a result of purchasing our joint venture partner’s interest in the venture, the financial results of the entity were consolidated beginning on December 1, 2004. Accordingly, 2005 loss from unconsolidated subsidiaries only includes results of the Mexican operation through November 30, 2004 and is not comparable to the twelve months of results reflected in 2004. The improvement in results for 2004 as compared to 2003 is the result of higher production levels as the plant was operating for an entire year. The plant resumed deliveries in May 2003 after a shutdown that began in 2002.
Liquidity and Capital Resources
We have been financed through cash generated from operations and borrowings. At August 31, 2005, cash increased $60.1 million to $73.3 million from $13.2 million at the prior year end. Cash increases were primarily the result of the issuance of $175.0 million of senior unsecured notes, in May 2005, of which a portion of the proceeds were used to payoff certain revolving notes and notes payable.
Cash used in operations for the year ended August 31, 2005, was $21.9 million compared to $16.0 million in the prior year. The increased utilization was primarily due to increases in railcars held for sale that are expected to be sold in 2006 and changes in timing of working capital including longer payment terms on the sale of certain railcars in August 2005. The increase in usage from 2003 to 2004 is primarily due to a $20.4 million participation payment in accordance with the defined payment schedule under an agreement with Union Pacific, changes in timing of working capital and increases in inventory associated with higher production levels and certification issues on certain European cars.
Inventories at August 31, 2005 increased from August 31, 2004 levels primarily as a result of the consolidation of Mexican operations, effective December 1, 2004, previously accounted for under the equity method.
Cash used in investing activities for the year ended August 31, 2005 of $21.3 million compared to $14.8 million in 2004 and cash provided by investing activities of $17.9 million in 2003. The increased usage in 2005 and 2004 was primarily the result of increases in capital expenditures and reduced principle payments received on finance leases due to the maturation of the portfolio, offset partially by proceeds from equipment sales of $32.5 million in 2005, $16.2 million in 2004 and $24.0 million in 2003 and $8.4 million of net cash acquired in 2005 in the acquisition of the remaining joint venture interest in Mexico.
Capital expenditures totaled $69.1 million, $43.0 million and $11.9 million in 2005, 2004 and 2003. Of these capital expenditures, approximately $52.8 million, $35.8 million and $4.5 million in 2005, 2004 and 2003 were attributable to leasing & services operations. Capital expenditures have increased over the past several years as a result of purchases of railcars to replace the maturing direct finance lease portfolio. Leasing & services capital expenditures for 2006 are expected to be approximately $42.0 million. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures.
Approximately $16.3 million, $7.2 million and $7.4 million of capital expenditures for 2005, 2004
17                                        The Greenbrier Companies 2005 Annual Report

and 2003 were attributable to manufacturing operations. Capital expenditures for manufacturing are expected to be approximately $15.0 million in 2006, a portion of which is associated with expansion and improvement of our marine facilities.
Cash provided by financing activities of $102.8 million for the year ended August 31, 2005 compared to cash used in financing activities of $37.6 million and $37.8 million in 2004 and 2003. During 2005, we received $175.0 million in proceeds from a senior unsecured debt offering, repaid $74.0 million in term debt and subordinated debt and paid dividends of $3.9 million. Cash usage during 2004 and 2003 was primarily for scheduled repayments of borrowings, as $27.5 million and $40.2 million in term debt and subordinated debt was repaid in 2004 and 2003.
During 2005, we replaced our various North American credit facilities with a senior secured credit facility. All amounts originating in foreign currency have been translated at the August 31, 2005 exchange rate for the following discussion. Credit facilities aggregated $171.4 million as of August 31, 2005. Available borrowings are based on defined levels of inventory, receivables, leased equipment and property, plant and equipment, as well as certain consolidated capitalization, tangible net worth and fixed coverage ratios which at August 31, 2005 levels would provide for maximum borrowing of $143.0 million of which $12.5 million is outstanding. A $125.0 million revolving line of credit is available through June 2010 to provide working capital and interim financing of equipment for the United States and Mexican operations. A $25.3 million line of credit is available through June 2010 for working capital for Canadian manufacturing operations. Lines of credit totaling $21.1 million are available principally through June 2006 for working capital for the European manufacturing operation. Advances bear interest at rates that depend on the type of borrowing and the ratio of debt to total capitalization, as defined. At August 31, 2005, there were no borrowings outstanding under the North American credit facilities. The European manufacturing credit lines had $12.5 million outstanding.
In accordance with customary business practices in Europe, we have $10.8 million in bank and third party performance, advance payment and warranty guarantee facilities, all of which has been utilized as of August 31, 2005. To date no amounts have been drawn under these performance, advance payment and warranty guarantees.
We have advanced $2.2 million in long term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of August 31, 2005, this same unconsolidated subsidiary had $8.0 million in third party debt for which we have guaranteed 33% or approximately $2.7 million.
We have outstanding letters of credit aggregating $1.8 million associated with material purchases and facility leases.
Foreign operations give rise to risks from changes in foreign currency exchange rates. We utilize foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.
A dividend of $.08 per common share was declared in June 2005. Dividends of $.06 per common share have been paid quarterly from the fourth quarter of 2004 through the third quarter of 2005. No dividends were paid during 2003, consistent with our policy to manage for cash flow and liquidity during the downturn in the railcar industry.
We regularly monitor and evaluate conditions in the capital markets and may issue additional debt or equity from time to time. We expect existing funds and cash generated from operations, together with proceeds from financing activities, including borrowings under existing credit facilities and long term financing, to be sufficient to fund dividends, if any, working capital needs, planned capital expenditures and expected debt repayments for the foreseeable future.
18                                        The Greenbrier Companies 2005 Annual Report

The following table shows our estimated future contractual cash obligations as of August 31, 2005(1):

	Year Ending

(In thousands)	Total	2006	2007	2008	2009	2010	Thereafter

Notes payable	$214,635	$13,144	$4,467	$3,925	$4,113	$5,243	$183,743
Interest	154,314	17,119	16,130	15,871	15,615	15,315	74,264
Purchase commitments (2)	93,965	68,005	25,960	–	–	–	–
Operating leases	12,469	3,672	2,887	2,181	1,814	790	1,125
Participation	24,833	12,074	9,060	3,380	226	46	47
Railcar leases	13,875	5,598	3,631	2,409	1,580	607	50
Revolving notes	12,453	12,453	–	–	–	–	–

	$526,544	$132,065	$62,135	$27,766	$23,348	$22,001	$259,229

(1)	Subordinated debt is not included as any amounts due are retired from the sales proceeds of the related railcars.
(2)	Purchase commitments consist of obligations for railcar purchases.
In 1990, we entered into an agreement for the purchase and refurbishment of over 10,000 used railcars between 1990 and 1997. The agreement provides that, under certain conditions, the seller will receive a percentage of defined earnings of a subsidiary, and further defines the period when such payments are to be made. Such amounts, referred to as participation, are accrued when earned, charged to leasing & services cost of revenue, and unpaid amounts are included as participation in the Consolidated Balance Sheets. Participation expense was $1.6 million, $1.7 million and $2.7 million in 2005, 2004 and 2003. Payment of participation was $16.8 million in 2005.
Off Balance Sheet Arrangements
We do not currently have off balance sheet arrangements that have or are likely to have a material current or future effect on our Consolidated Financial Statements.
Critical Accounting Policies
The preparation of financial statements in accordance with generally accepted accounting principles requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain. These estimates may affect the amounts of assets, liabilities, revenues and expenses reported in a given period. Estimates and assumptions are periodically evaluated and may be adjusted in future periods.
Income taxes - For financial reporting purposes, income tax expense is estimated based on planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position taken on a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting a position different than that taken by us, differences in tax expense or between current and deferred tax items may arise in future periods. Such differences, which could have a material impact on our financial statements, would be reflected in the financial statements when management considers them probable of occurring and the amount reasonably estimable. Valuation allowances reduce deferred assets to an amount that will more likely than not be realized. Our estimates of the realization of deferred tax assets is based on the information available at the time the financial statements are prepared and may include estimates of future income and other assumptions that are inherently uncertain.
Maintenance obligations - We are responsible for maintenance on a portion of the managed and owned lease fleet under the terms of maintenance obligations defined in the underlying lease or management agreement. The estimated maintenance liability is based on maintenance histories for each type and age of railcar. These estimates involve judgment as to the future costs of repairs and the types and timing of repairs needed over the lease term. As we cannot predict with certainty the prices, timing and volume of maintenance needed in the future on railcars under long-term leases, this estimate is uncertain and could be materially different from maintenance requirements. The liability is periodically reviewed and updated based on maintenance trends and known future repair or refurbishment requirements. Historically, we have not had material adjustments to these estimates as they are reviewed frequently and cover long-term contracts. However, these adjustments could be material in the future due to the inability to predict future maintenance requirements.
19                                        The Greenbrier Companies 2005 Annual Report

Warranty accruals - Warranty costs are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types.
These estimates are inherently uncertain as they are based on historical data for existing products and judgment for new products. If warranty claims are made in the current period for issues that have not historically been the subject of warranty claims and were not taken into consideration in establishing the accrual or if claims for issues already considered in establishing the accrual exceed expectations, warranty expense may exceed the accrual for that particular product. Conversely, there is the possibility that claims may be lower than estimates. The warranty accrual is periodically reviewed and updated based on warranty trends. In aggregate, warranty costs have not been materially different from the estimates. However, as we cannot predict future claims, the potential exists for the difference to be material.
Prospective Accounting Changes
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (stock options and restricted stock) granted to employees. We are required to implement SFAS No. 123R as of September 1, 2005 and have determined the implementation will not have a material effect on our Consolidated Financial Statements as all options were vested as of August 31, 2005 and no further options are expected to be issued under existing plans. Restricted stock grants are currently being recorded as compensation expense over the vesting period.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board (APB) opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. This statement is effective for any accounting changes and corrections of errors made beginning September 1, 2006.
Item 7a.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We have operations in Canada, Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate our exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into forward exchange contracts to protect our margin on a portion of our forecast foreign currency sales. At August 31, 2005, $86.8 million of forecast sales were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At August 31, 2005, net assets of foreign subsidiaries aggregated $33.1 million and a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $3.3 million, less than 1.9% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed our floating rate debt with interest rate swap agreements, effectively converting $24.7 million of variable rate debt to fixed rate debt. At August 31, 2005, the exposure to interest rate risk is limited since 91% of our debt has fixed rates. As a result, we are only exposed to interest rate risk relating to our revolving debt and a portion of term debt. At August 31, 2005, a uniform 10% increase in interest rates would result in approximately $0.1 million of additional annual interest expense.
20                                        The Greenbrier Companies 2005 Annual Report

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets
AUGUST 31,

(In thousands, except per share amounts)	2005	2004

Assets
Cash and cash equivalents	$73,204	$12,110
Restricted cash	93	1,085
Accounts and notes receivable	122,957	120,007
Inventories	121,698	92,969
Railcars held for sale	59,421	20,153
Investment in direct finance leases	9,974	21,244
Equipment on operating leases	183,155	162,258
Property, plant and equipment	73,203	56,415
Other	27,502	22,512

	$671,207	$508,753

Liabilities and Stockholders’ Equity
Revolving notes	$12,453	$8,947
Accounts payable and accrued liabilities	195,258	178,550
Participation	21,900	37,107
Deferred income tax	31,629	26,109
Deferred revenue	6,910	2,550
Notes payable	214,635	97,513
Subordinated debt	8,617	14,942
Subsidiary shares subject to mandatory redemption	3,746	3,746
Commitments and contingencies (Notes 25 & 26)	–	–
Stockholders’ equity:
Preferred stock - $0.001 par value; 25,000 shares authorized; none outstanding	–	–
Common stock - $0.001 par value; 50,000 shares authorized; 15,479 and 14,884 outstanding at August 31, 2005 and 2004	15	15
Additional paid-in capital	62,768	57,165
Retained earnings	113,987	88,054
Accumulated other comprehensive loss	(711)	(5,945)

	176,059	139,289

	$671,207	$508,753

The accompanying notes are an integral part of these financial statements.
21                                        The Greenbrier Companies 2005 Annual Report

Consolidated Statements of Operations
YEARS ENDED AUGUST 31,

(In thousands, except per share amounts)	2005	2004	2003

Revenue
Manufacturing	$941,161	$653,234	$461,882
Leasing & services	83,061	76,217	70,443

	1,024,222	729,451	532,325
Cost of revenue
Manufacturing	857,950	595,026	424,378
Leasing & services	41,099	42,241	43,609

	899,049	637,267	467,987
Margin	125,173	92,184	64,338
Other costs
Selling and administrative expense	57,425	48,288	39,962
Interest and foreign exchange	14,835	11,468	13,618
Special charges	2,913	1,234	–

	75,173	60,990	53,580
Earnings before income tax and equity in unconsolidated subsidiaries	50,000	31,194	10,758
Income tax expense	(19,911)	(9,119)	(4,543)

Earnings before equity in unconsolidated subsidiaries	30,089	22,075	6,215
Equity in loss of unconsolidated subsidiaries	(267)	(2,036)	(1,898)

Earnings from continuing operations	29,822	20,039	4,317

Earnings from discontinued operations (net of tax)	–	739	–

Net earnings	$29,822	$20,778	$4,317

Basic earnings per common share:
Continuing operations	$1.99	$1.38	$0.31
Discontinued operations	–	0.05	–

	$1.99	$1.43	$0.31

Diluted earnings per common share:
Continuing operations	$1.92	$1.32	$0.30
Discontinued operations	–	0.05	–

	$1.92	$1.37	$0.30

Weighted average common shares:
Basic	15,000	14,569	14,138
Diluted	15,560	15,199	14,325
The accompanying notes are an integral part of these financial statements.
22                                        The Greenbrier Companies 2005 Annual Report

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (Loss)

					Accumulated
			Additional		Other	Total
(In thousands, except per share	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance September 1, 2002	14,121	$14	$49,276	$63,848	$(9,999)	$103,139
Translation adjustment (net of tax effect)	–	–	–	–	(699)	(699)
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	–	(2,071)	(2,071)
Unrealized gain on derivative financial instruments (net of tax effect)	–	–	–	–	4,659	4,659

Comprehensive income						6,206
Stock options exercised	191	–	1,797	–	–	1,797

Balance August 31, 2003	14,312	14	51,073	68,165	(8,110)	111,142
Net earnings	–	–	–	20,778	–	20,778
Translation adjustment (net of tax effect)	–	–	–	–	444	444
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	–	(3,865)	(3,865)
Unrealized gain on derivative financial instruments (net of tax effect)	–	–	–	–	5,586	5,586

Comprehensive income						22,943
Cash dividends ($0.06 per share)	–	–	–	(889)	–	(889)
Stock options exercised	572	1	6,092	–	–	6,093

Balance August 31, 2004	14,884	15	57,165	88,054	(5,945)	139,289
Net earnings	–	–	–	29,822	–	29,822
Translation adjustment (net of tax effect)	–	–	–	–	2,653	2,653
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	–	(2,355)	(2,355)
Unrealized gain on derivative financial instruments (net of tax effect)	–	–	–	–	4,936	4,936

Comprehensive income						35,056
Net proceeds from equity offering	5,175	5	127,457	–	–	127,462
Shares repurchased	(5,342)	(5)	(127,533)	–	–	(127,538)
Cash dividends ($0.26 per share)	–	–	–	(3,889)	–	(3,889)
Restricted stock awards	353	–	10,221	–	–	10,221
Unamortized restricted stock	–	–	(9,980)	–	–	(9,980)
Stock options exercised	409	–	3,045	–	–	3,045
Tax benefit of stock options exercised	–	–	2,393	–	–	2,393

Balance August 31, 2005	15,479	$15	$62,768	$113,987	$(711)	$176,059

The accompanying notes are an integral part of these financial statements.
23                                        The Greenbrier Companies 2005 Annual Report

Consolidated Statements of Cash Flows
YEARS ENDED AUGUST 31,

(In thousands)	2005	2004	2003

Cash flows from operating activities:
Net earnings	$29,822	$20,778	$4,317
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Earnings from discontinued operations	–	(739)	–
Deferred income taxes	5,807	9,646	2,620
Tax benefit of stock options exercised	2,393	–	–
Depreciation and amortization	22,939	20,840	18,711
Gain on sales of equipment	(6,797)	(629)	(454)
Special charges	–	1,234	–
Other	651	1,332	661
Decrease (increase) in assets:
Accounts and notes receivable	(32,328)	(37,786)	(24,786)
Inventories	15,403	(22,355)	(10,275)
Railcars held for sale	(38,495)	14,097	3,377
Other	(10,415)	2,940	1,148
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	3	30,956	30,843
Participation	(15,207)	(18,794)	(5,094)
Deferred revenue	4,285	(37,495)	6,371

Net cash provided by (used in) operating activities	(21,939)	(15,975)	27,439

Cash flows from investing activities:
Principal payments received under direct finance leases	5,733	9,461	14,294
Proceeds from sales of equipment	32,528	16,217	23,954
Investment in and advances to unconsolidated subsidiaries	92	(2,240)	(3,126)
Acquisition of joint venture	8,435	–	–
Decrease (increase) in restricted cash	1,007	4,757	(5,300)
Capital expenditures	(69,123)	(42,959)	(11,895)

Net cash provided by (used in) investing activities	(21,328)	(14,764)	17,927

Cash flows from financing activities:
Changes in revolving notes	2,514	(14,030)	(5,754)
Proceeds from notes payable	175,000	–	6,348
Repayments of notes payable	(67,691)	(21,539)	(34,058)
Repayments of subordinated debt	(6,325)	(5,979)	(6,148)
Dividends	(3,889)	(889)	–
Net proceeds from equity offering	127,462	–	–
Re-purchase and retirement of stock	(127,538)	–	–
Stock options exercised and restricted stock awards	3,286	6,093	1,797
Purchase subsidiary’s shares subject to mandatory redemption	–	(1,277)	–

Net cash provided by (used in) financing activities	102,819	(37,621)	(37,815)

Effect of exchange rate changes	1,542	3,172	2,151
Increase (decrease) in cash and cash equivalents	61,094	(65,188)	9,702
Cash and cash equivalents
Beginning of period	12,110	77,298	67,596

End of period	$73,204	$12,110	$77,298

Cash paid during the period for:
Interest	$10,187	$11,376	$13,789
Income taxes	$12,287	$5,892	$3,723
Supplemental disclosure of subsidiary acquired:
Assets acquired, net of cash	$(19,051)	$–	$–
Liabilities assumed	19,529	–	–
Investment previously booked for unconsolidated joint venture	7,957	–	–

Cash acquired	$8,435	$–	$–

The accompanying notes are an integral part of these financial statements.
24                                        The Greenbrier Companies 2005 Annual Report

Notes to Consolidated Financial Statements
Note 1 - Nature of Operations
The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in the United States, Canada, Mexico and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars, marine vessels and performs railcar repair, refurbishment and maintenance activities. The Company also produces rail castings through an unconsolidated joint venture and also manufactures new freight cars through the use of unaffiliated subcontractors. The leasing & services segment owns approximately 10,000 railcars and provides management services for approximately 129,000 railcars for railroads, shippers and other leasing and transportation companies.
Note 2 - Summary of Significant Accounting Policies
Principles of consolidation - The financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation. Investments in and long-term advances to joint ventures in which the Company has a 50% or less ownership interest are accounted for by the equity method and included in other assets.
Unclassified Balance Sheet - The balance sheets of the Company are presented in an unclassified format as a result of significant leasing activities for which the current or noncurrent distinction is not relevant. In addition, the activities of the leasing & services and manufacturing segments are so intertwined that, in the opinion of management, any attempt to separate the respective balance sheet categories would not be meaningful and may lead to the development of misleading conclusions by the reader.
Foreign currency translation - Operations outside the United States prepare financial statements in currencies other than the United States dollar. Revenues and expenses are translated at average exchange rates for the year, while assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders’ equity in other comprehensive income (loss) net of tax.
Cash and cash equivalents - Cash is temporarily invested primarily in bankers’ acceptances, United States Treasury bills, commercial paper and money market funds. All highly-liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents.
Accounts Receivable - Accounts receivable are stated net of allowance for doubtful accounts of $2.5 million and $1.9 million as of August 31, 2005 and 2004.
Inventories - Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process includes material, labor and overhead.
Railcars held for sale - Railcars held for sale consist of new railcars in transit to delivery point or on lease with the intent to sell and used railcars that will either be sold or refurbished, placed on lease and then sold.
Equipment on operating leases - Equipment on operating leases is stated at cost. Depreciation to estimated salvage value is provided on the straight-line method over the estimated useful lives of up to thirty-five years.
Property, plant and equipment - Property, plant and equipment is stated at cost. Depreciation is provided on the straight-line method over estimated useful lives which are as follows:

Depreciable Life

Buildings and improvements:	10-25 years
Machinery and equipment	3-15 years
Other	3-7 years
Intangible assets - Loan fees are capitalized and amortized as interest expense over the life of the related borrowings. Goodwill is not significant and is included in other assets. Goodwill is tested for impairment at least annually and more frequently if material changes in events or circumstances arise. Impairment would result in a write down to fair market value as necessary.
Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets will be evaluated for impairment. If the forecast undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge
25                                        The Greenbrier Companies 2005 Annual Report

to reduce the carrying value of the assets to fair value will be recognized in the current period.
Maintenance obligations - The Company is responsible for maintenance on a portion of the managed and owned lease fleet under the terms of maintenance obligations defined in the underlying lease or management agreement. The estimated liability is based on maintenance histories for each type and age of the railcar. The liability, included in accounts payable and accrued liabilities, is reviewed periodically and updated based on maintenance trends and known future repair or refurbishment requirements.
Warranty accruals - Warranty accruals are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on history of warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types. The warranty accruals, included in accounts payable and accrued liabilities, are reviewed periodically and updated based on warranty trends.
Contingent rental assistance - The Company has entered into contingent rental assistance agreements on certain railcars, subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods that range from one to seven years. A liability is established when management believes that it is probable that a rental shortfall will occur and the amount can be estimated. All existing rental assistance agreements were entered into prior to December 31, 2002. Any future contracts would use the guidance required by Financial Accounting Standards Board (FASB) Interpretation (FIN) 45.
Income taxes - The liability method is used to account for income taxes. Deferred income taxes are provided for the temporary effects of differences between assets and liabilities recognized for financial statement and income tax reporting purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized. The Company also provides for income tax contingencies when management considers them probable of occurring and reasonably estimable.
Accumulated other comprehensive income (loss) - Accumulated other comprehensive income (loss) represents net earnings (loss) plus all other changes in net assets from non-owner sources.
Revenue recognition - Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.
Railcars are generally manufactured, repaired or refurbished under firm orders from third parties. Revenue is recognized when railcars are completed, accepted by an unaffiliated customer and contractual contingencies removed. Marine revenues are either recognized on the percentage of completion method during the construction period or on the completed contract method based on the terms of the contract. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization, car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears, however, such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual as reported. Such adjustments historically have not been significant from the estimate.
Research and development - Research and development costs are expensed as incurred. Research and development costs incurred for new product development during 2005, 2004 and 2003 were $1.9 million, $3.0 million and $2.7 million.
26                                        The Greenbrier Companies 2005 Annual Report

Forward exchange contracts - Foreign operations give rise to risks from changes in foreign currency exchange rates. Forward exchange contracts with established financial institutions are utilized to hedge a portion of such risk. Realized and unrealized gains and losses are deferred in other comprehensive income (loss) and recognized in earnings concurrent with the hedged transaction or when the occurrence of the hedged transaction is no longer considered probable. Even though forward exchange contracts are entered into to mitigate the impact of currency fluctuations, certain exposure remains which may affect operating results.
Interest rate instruments - Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The net cash amounts paid or received under the agreements are accrued and recognized as an adjustment to interest expense.
Net earnings per share - Basic earnings per common share (EPS) excludes the potential dilution that would occur if additional shares were issued upon exercise of outstanding stock options, while diluted EPS takes this potential dilution into account using the treasury stock method.
Stock-based compensation - Compensation expense for stock-based employee compensation continues to be measured using the method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.
In accordance with APB Opinion No. 25, Greenbrier does not recognize compensation expense relating to employee stock options because it only grants options with an exercise price equal to the fair value of the stock on the effective date of grant. If the Company had elected to recognize compensation expense using a fair value approach, the pro forma net earnings and earnings per share would have been as follows:

(In thousands, except per share amounts)	2005	2004	2003

Net earnings, as reported	$29,822	$20,778	$4,317
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax(1)	(235)	(319)	(690)

Net earnings, pro forma	$29,587	$20,459	$3,627

Basic earnings per share
As reported	$1.99	$1.43	$0.31

Pro forma	$1.97	$1.40	$0.26

Diluted earnings per share
As reported	$1.92	$1.37	$0.30

Pro forma	$1.90	$1.35	$0.25

(1)	Compensation expense was determined using the Black-Scholes-Merton option-pricing model which was developed to estimate value of independently traded options. Greenbrier’s options are not independently traded.
27                                        The Greenbrier Companies 2005 Annual Report

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for the grants for the year ending August 31, 2003. No options were granted for the years ended August 31, 2004 and 2005.

2003

Weighted average fair value of options granted	$1.97
Volatility	31.68%
Risk-free rate of return	3.69%
Dividend yield	None
Number of years to exercise options	8
The value of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period of two to five years.
Management estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain, including evaluating the remaining life and recoverability of long-lived assets. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from these estimates.
Reclassifications - Certain reclassifications have been made to prior years’ Consolidated Financial Statements to conform with the 2005 presentation.
Prospective Accounting Changes - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (stock options and restricted stock) granted to employees. The Company is required to implement SFAS No. 123R as of September 1, 2005 and has determined the implementation will not have a material effect on its Consolidated Financial Statements as all options were vested as of August 31, 2005 and no further options are expected to be issued. Restricted stock grants are currently being recorded as compensation expense over the vesting period.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board (APB) opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. This statement is effective for any accounting changes and corrections of errors made beginning September 1, 2006.
Note 3 - Acquisitions
In September 1998 Greenbrier entered into a joint venture with Bombardier Transportation (Bombardier) to build railroad freight cars at a portion of Bombardier’s existing manufacturing facility in Sahagun, Mexico. Each party held a 50% non-controlling interest in the joint venture. In December 2004, Greenbrier acquired Bombardier’s interest and will pay Bombardier a purchase price of $9.0 million over five years and as a result of the allocation of the purchase price among assets and liabilities, recorded $1.3 million in goodwill. Greenbrier leases a portion of the plant from Bombardier and has entered into a service agreement under which Bombardier provides labor and manufacturing support. These operations, previously accounted for under the equity method, are consolidated for financial reporting purposes beginning in December 2004.
The balance sheet of the acquired entity at December 1, 2004 was as follows:

(In thousands)

Assets
Cash and cash equivalents	$8,435
Amounts and notes receivable	12,712
Inventories	38,593
Property, plant and equipment	11,515
Goodwill and other	1,421

$72,676

Liabilities and Stockholder’s Equity
Accounts payable and accrued liabilities	$10,530
Payable to Greenbrier	45,053
Notes payable	9,000
Stockholder’s equity	8,093

$72,676

28                                        The Greenbrier Companies 2005 Annual Report

The following unaudited pro forma financial information for the years ended August 31, 2005, 2004 and 2003 was prepared as if the transaction to acquire Bombardier’s equity in the Mexican operations had occurred at the beginning of each period presented:

(In thousands)	2005	2004	2003

Revenue	$1,052,914	$793,775	$557,943
Net earnings	$28,633	$18,119	$1,656
Basic earnings per share	$1.91	$1.24	$0.12
Diluted earnings per share	$1.84	$1.19	$0.12
The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of each period presented.
Note 4 - Discontinued Operations
In August 2004, the Company reached a settlement agreement on litigation initiated in 1998 by the former shareholders of InterAmerican Logistics, Inc. (InterAmerican) which was acquired in 1996 as part of the Company’s transportation logistics segment. The litigation alleged that Greenbrier violated the agreements pursuant to which it acquired ownership of InterAmerican. A plan to dispose of the transportation logistics segment, which included InterAmerican, was adopted in 1997 and completed in 1998 and accordingly, results of operations for InterAmerican were reclassified to discontinued operations at that time. Upon final disposition in 1998, the balance of the liability for loss on discontinued operations remained pending resolution of this litigation. In August 2004, the litigation was settled resulting in the recognition of a $1.3 million pre-tax gain on discontinued operations ($0.7 million, net of tax) as a result of reversal of the remaining contingent liability.
Note 5 - Special Charges
The results of operations for the year ended August 31, 2005 include special charges of $2.9 million for debt prepayment penalties and costs associated with settlement of interest rate swap agreements on $55.7 million in notes payable that were refinanced through a $175.0 million senior unsecured note offering.
The results of operations for the year ended August 31, 2004 include special charges totaling $1.2 million which consist of a $7.5 million write-off of the remaining balance of European designs and patents partially offset by a $6.3 million reduction of purchase price liabilities associated with the settlement of arbitration on the acquisition of European designs and patents.
Note 6 - Accounts and Notes Receivable

(In thousands)	2005	2004

Trade receivables	$123,294	$80,475

Receivables from unconsolidated subsidiaries	–	35,739

Long-term receivable from unconsolidated subsidiaries	2,202	5,739

Allowance for doubtful accounts	(2,539)	(1,946)

	$122,957	$120,007

Receivables from an unconsolidated subsidiary represent advances to the Mexican operations for inventory purchases. In December 2004, the Company acquired 100% ownership of this entity, which is now consolidated.
Note 7 - Inventories

(In thousands)	2005	2004

Manufacturing supplies and raw materials	$33,653	$31,282

Work-in process	91,637	65,498

Lower of cost or market adjustment	(3,592)	(3,811)

	$121,698	$92,969

29                                        The Greenbrier Companies 2005 Annual Report

(In thousands)	2005	2004	2003

Lower of cost or market adjustment
Balance at beginning of period	$3,811	$3,268	$2,226
Charged to cost of revenue	1,398	1,617	3,143
Usage	(2,055)	(1,238)	(2,403)
Currency translation effect	258	164	302
Acquisition	180	–	–

Balance at end of period	$3,592	$3,811	$3,268

Note 8 - Investment in Direct Finance Leases

	2005	2004
(In thousands)

Future minimum receipts on lease contracts	$8,394	$14,869
Maintenance, insurance and taxes	(1,037)	(3,763)

Net minimum lease receipts	7,357	11,106
Estimated residual values	5,899	13,213
Unearned finance charges	(3,282)	(3,075)

	$9,974	$21,244

Future minimum receipts on the direct finance lease contracts are as follows:

(In thousands)

Year ending August 31,
2006	$3,939
2007	987
2008	424
2009	318
2010	303
Thereafter	2,423

$8,394

Note 9 - Equipment on Operating Leases
Equipment on operating leases is reported net of accumulated depreciation of $79.6 million and $78.9 million as of August 31, 2005 and 2004. In addition, certain railcar equipment leased-in by the Company (see Note 25) is subleased to customers under non-cancelable operating leases. Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases are as follows:

(In thousands)

Year ending August 31,
2006	$21,578
2007	17,351
2008	15,059
2009	9,379
2010	7,832
Thereafter	31,103

$102,302

Certain equipment is also operated under daily, monthly or car hire arrangements. Associated revenues amounted to $28.0 million, $30.2 million and $26.9 million for the years ended August 31, 2005, 2004 and 2003.
Note 10 - Property, Plant and Equipment

(In thousands)	2005	2004

Land and improvements	$9,824	$9,522
Machinery and equipment	105,910	84,563
Buildings and improvements	55,973	42,606
Other	16,430	11,828

	188,137	148,519
Accumulated depreciation	(114,934)	(92,104)

	$73,203	$56,415

30                                        The Greenbrier Companies 2005 Annual Report

Note 11 - Investment in Unconsolidated Subsidiaries
In June 2003, the Company acquired a minority ownership interest in a joint venture which produces castings for freight cars. The joint venture leases and operates a foundry in Cicero, Illinois and owns and operates a foundry in Alliance, Ohio. This joint venture is accounted for under the equity method and the investment is included in other assets on the Consolidated Balance Sheets.
Summarized financial data for the castings joint venture is as follows:

(In thousands)	2005	2004

Current assets	$17,135	$19,036
Total assets	$33,632	$32,946
Current liabilities	$14,742	$19,994
Equity	$6,862	$4,919

(In thousands)	2005	2004	2003

Revenue	$109,801	$55,722	$5,039
Net earnings (loss)	$1,942	$(4,154)	$(224)
As discussed in Note 3, in December 2004, Greenbrier acquired Bombardier’s interest in our Mexican railcar manufacturing joint venture previously accounted for under the equity method. Greenbrier’s share of the operating results through November 2004 are included as equity in loss of unconsolidated subsidiaries in the Consolidated Statements of Operations. Financial results of the Mexican operations are consolidated for financial reporting purposes beginning December 1, 2004.
Summarized financial data for the joint venture is as follows:

(In thousands)	2004

Current assets	$56,823
Total assets	$68,964
Current liabilities	$51,203
Equity	$17,761

	Three Months	Years Ended
	Ended	August 31,
	November 30,
	2004	2004	2003

Revenue	$30,067	$75,565	$25,550
Net loss	$(1,576)	$(2,956)	$(4,728)
Greenbrier has purchased railcars from the joint venture for subsequent sale or for its lease fleet for which the Company’s portion of margin is eliminated upon consolidation. In addition, the joint venture paid a management fee to each owner, of which 50% of the fee earned by Greenbrier was eliminated upon consolidation.
Note 12 - Revolving Notes
All amounts originating in foreign currency have been translated at the August 31, 2005 exchange rate for the following discussion. Credit facilities aggregated $171.4 million as of August 31, 2005. Available borrowings are based on defined levels of inventory, receivables, leased equipment and property, plant and equipment, as well as certain consolidated capitalization, tangible net worth and fixed coverage ratios which at August 31, 2005 levels would provide for maximum borrowing of $143.0 million of which $12.5 million is outstanding. A $125.0 million revolving line of credit is available through June 2010 to provide working capital and interim financing of equipment for the United States and Mexican operations. A $25.3 million line of credit is available through June 2010 for working capital for Canadian manufacturing operations. Lines of credit totaling $21.1 million are available principally through June 2006 for working capital for the European manufacturing operation. Advances bear interest at rates that depend on the type of borrowing and the ratio of debt to total capitalization, as defined. At August 31, 2005, there were no borrowings outstanding under the North American credit facilities. The European manufacturing credit line had $12.5 million outstanding at interest rates of 5.8% and 5.9%.
Note 13 - Accounts Payable and Accrued Liabilities

(In thousands)	2005	2004

Trade payables and accrued liabilities	$129,499	$127,268
Accrued maintenance	25,464	21,264
Accrued payroll and related liabilities	17,292	14,011
Accrued warranty	15,037	12,691
Other	7,966	3,316

	$195,258	$178,550

31                                        The Greenbrier Companies 2005 Annual Report

Note 14 - Maintenance and Warranty Accruals

(In thousands)	2005	2004	2003

Accrued maintenance
Balance at beginning of period	$21,264	$18,155	$12,508
Charged to cost of revenue	20,152	19,968	20,941
Payments	(15,952)	(16,859)	(15,294)

Balance at end of period	$25,464	$21,264	$18,155

Accrued warranty
Balance at beginning of period	$12,691	$9,511	$9,556
Charged to cost of revenue	4,664	4,895	2,584
Payments	(3,297)	(2,186)	(3,263)
Currency translation effect	811	471	634
Acquisition	168	–	–

Balance at end of period	$15,037	$12,691	$9,511

Note 15 - Notes Payable

(In thousands)	2005	2004

Senior unsecured notes	$175,000	$–
Term loans	39,479	45,943
Equipment notes payable	–	51,199
Other notes payable	156	371

	$214,635	$97,513

On May 11, 2005, the Company issued through a private placement, $175.0 million aggregate principal amount of 8 3/8% senior unsecured notes due 2015 (the Notes). In August 2005, the Company filed a registration statement with respect to an offer to exchange the Notes for a new issue of identical notes registered with the Securities and Exchange Commission. Subsequent to August 31, 2005, the exchange for the registered notes was completed. Payment on the Notes is guaranteed by certain of the Company’s domestic subsidiaries. Interest will be paid semiannually in arrears commencing November 15, 2005.
At any time prior to May 15, 2008, Greenbrier may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108.4% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more equity offerings. On or after May 15, 2010, Greenbrier has the option to redeem the Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) of 104.2% in 2010, 102.8% in 2011, 101.4% in 2012, and 100.0% in 2013 and thereafter plus accrued and unpaid interest and liquidated damages, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on May 15th. Upon a change of control, Greenbrier is required to offer to purchase all of the Notes then outstanding for cash at 101.0% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the purchase date.
Term loans are due in varying installments through August 2017 and are collateralized by certain property, plant and equipment. The weighted average remaining contractual life and weighted average interest rate of the term loans as of August 31, 2005 and 2004 were approximately 65 and 59 months and 6.2% in 2005 and 6.8% in 2004.
The revolving and operating lines of credit, along with certain notes payable, contain covenants with respect to the Company and various subsidiaries, the most restrictive of which, among other things, limit the ability to incur additional indebtedness or guarantees; pay dividends; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates; enter into mergers, consolidations or sales of substantially all the Company’s assets; and enter into new lines of business. The covenants also require certain minimum levels of tangible net worth, maximum ratios of debt to equity and minimum levels of interest coverage.
Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. At August 31, 2005, such agreements had a
32                                        The Greenbrier Companies 2005 Annual Report

notional amount of $24.7 million and mature between August 2006 and March 2011.
Principal payments on the notes payable are as follows:

(In thousands)

Year ending August 31,
2006	$13,144
2007	4,467
2008	3,925
2009	4,113
2010	5,243
Thereafter	183,743

$214,635

Note 16 - Subordinated Debt
Subordinated notes, amounting to $8.6 million and $14.9 million at August 31, 2005 and 2004, were issued to the seller of railcars purchased from 1990 to 1997 as part of an agreement described in Note 26. The notes bear interest at 9.0%, with the principal due ten years from the date of issuance of the notes, and are subordinated to all other liabilities of a subsidiary. The agreement includes an option that, under certain conditions, provides for the seller to repurchase the railcars for the original acquisition cost to the Company at the date the underlying subordinated notes are due. The Company has received notice from the seller that the purchase options will be exercised, and amounts due under the subordinated notes will be retired from the repurchase proceeds.
Note 17 - Derivative Instruments
Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the unrealized gains and losses are recorded in accumulated other comprehensive loss.
At August 31, 2005 exchange rates, forward exchange contracts for the sale of United States dollars aggregated $66.6 million, Pound Sterling aggregated $5.7 million and Euro aggregated $14.5 million. Adjusting these contracts to the fair value of these cash flow hedges at August 31, 2005 resulted in an unrealized pre-tax gain of $3.4 million that was recorded in the line item accumulated other comprehensive loss. As these contracts mature at various dates through March 2006, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive income (loss) would be reclassified to the current year’s results of operations.
At August 31, 2005 exchange rates, interest rate swap agreements had a notional amount of $24.7 million and mature between August 2006 and March 2011. The fair value of these cash flow hedges at August 31, 2005 resulted in an unrealized pre-tax loss of $1.5 million. The loss is included in accumulated other comprehensive loss and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive income (loss) and charged or credited to interest expense. At August 31, 2005 interest rates, approximately $0.5 million would be reclassified to interest expense in the next 12 months.
Note 18 - Stockholders’ Equity
On May 11, 2005, the Company issued 5,175,000 shares of its common stock at a price of $26.50 per share, less underwriting commissions, discounts and expenses. Proceeds were used to purchase 3,504,167 shares from the estate of Alan James, former member of the board of directors, and 1,837,500 shares from William Furman, President and Chief Executive Officer. After the offering, the estate of Alan James owned 2.8% and William Furman owned 13.9% of the outstanding common stock of the Company.
A stock incentive plan was adopted July 1, 1994 (the 1994 Plan) that provides for granting compensatory and non-compensatory options to employees and others. No further grants will be awarded under this plan.
On April 6, 1999, the Company adopted the Stock Incentive Plan 2000 (the 2000 Plan), under which 1,000,000 shares of common stock were made available for issuance with respect to options granted to employees, non-employee directors and consultants
33                                        The Greenbrier Companies 2005 Annual Report

of the Company. The 2000 Plan authorized the grant of incentive stock options, non-statutory stock options, and restricted stock awards, or any combination of the foregoing. Under the 2000 Plan, the exercise price for incentive stock options could not be less than the market value of the Company’s common stock at the time the option is granted. Grants for 2,500 shares remain available under this plan. In 2005, vesting was accelerated on all outstanding options on this plan in an effort to reduce administrative expenses associated with the implementation of FASB 123R as the remaining unvested portion of options was immaterial and no further options were expected to be issued. If the vesting of the options had not been accelerated, the impact to the Company’s Statement of Operations would be an additional expense of $0.1 million in 2006 with an after-tax impact of $0.004 per share. The effect would be minimal for periods after 2006.
In January 2005, the stockholders approved the 2005 Stock Incentive Plan. The plan provides for the grant of incentive stock options, nonstatutory stock options, restricted shares, stock units and stock appreciation rights. The maximum aggregate number of the Company’s common shares available for issuance under the plan is 1,300,000. During 2005, the Company awarded restricted stock grants totaling 353,864 shares under the 2005 Stock Incentive Plan.
The following table summarizes stock option transactions for shares under option and the related weighted average option price:

		Weighted
		Average
		Option
	Shares	Price

Balance at September 1, 2002	1,273,500	$10.26
Granted	429,500	4.45
Exercised	(190,800)	9.42
Expired	(3,000)	17.34
Canceled	(28,750)	10.44

Balance at August 31, 2003	1,480,450	8.66
Exercised	(592,200)	10.58
Expired	(4,000)	13.63

Balance at August 31, 2004	884,250	7.35
Exercised	(408,930)	7.48
Expired	(2,500)	8.75

Balance at August 31, 2005	472,820	$7.24

At August 31, 2005 options outstanding have exercise prices ranging from $4.36 to $13.66 per share, have a remaining average contractual life of 3.72 years and options to purchase 472,820 shares were exercisable and 948,636 shares were available for grant at August 31, 2005. No shares were available for grant as of August 31, 2003 or 2004.
Note 19 - Earnings Per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

(In thousands)	2005	2004	2003

Weighted average basic common shares outstanding	15,000	14,569	14,138

Dilutive effect of employee stock options	560	630	187

Weighted average diluted common shares outstanding	15,560	15,199	14,325

Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options. Stock options for 0.5 million shares were excluded from the calculation of diluted earnings per share for the year ended August 31, 2003 as these options were anti-dilutive. No options were anti-dilutive the years ended August 31, 2005 and 2004.
Note 20 - Related Party Transactions
James-Furman & Company Partnership. Alan James, former member of the Board of Directors, and William Furman, President and Chief Executive Officer of the Company were partners in a general partnership, James-Furman & Company (the Partnership), that, among other things, engaged in the ownership, leasing and marketing of railcars and programs for refurbishing and marketing of used railcars. As a result of Mr. James’ death, the Partnership was dissolved as of January 28, 2005. In 1989, the Company entered into presently existing agreements with the Partnership pursuant to which the Company manages and maintains railcars owned by the Partnership in exchange for a fixed monthly fee that is no less favorable to the Company than the fee the Company could obtain for similar services
34                                        The Greenbrier Companies 2005 Annual Report

rendered to unrelated parties. The maintenance and management fees paid to the Company under such agreements for the years ended August 31, 2005, 2004 and 2003 aggregated $0.1 million per year. In addition, the Partnership paid the Company fees of $0.1 million in each of the years ended August 31, 2005, 2004 and 2003 for administrative and other services. The management and maintenance agreements presently in effect between the Company and the Partnership provide that in remarketing railcars owned by the Partnership and the Company, as well as by unaffiliated lessors, the Company will, subject to the business requirements of prospective lessees and railroad regulatory requirements, grant priority to that equipment which has been off-lease and available for the longest period of time. Such agreements also provide that the Partnership will grant to the Company a right of first refusal with respect to any opportunity originated by the Partnership in which the Company may be interested involving the manufacture, purchase, sale, lease, management, refurbishing or repair of railcars. The right of first refusal provides that prior to undertaking any such transaction the Partnership must offer the opportunity to the Company and must provide the disinterested, independent members of the Board of Directors a period of not less than 30 days in which to determine whether the Company desires to pursue the opportunity. The right of first refusal in favor of the Company continues for a period of 12 months after the date that both of Messrs. James and Furman cease to be officers or directors of the Company. Prior to Mr. James’ death, the Partnership had advised the Company that it did not expect to pursue acquisitions of additional railcars. It has not yet been determined how the agreements between the Company and the Partnership will be addressed due to the Partnership’s dissolution.
Indebtedness of Management - Since the beginning of the Company’s last fiscal year, no director or executive officer of the Company has been indebted to the Company for an amount in excess of $60 thousand except that the President of the Company’s manufacturing operations is indebted in the amount of $0.2 million under the terms of a promissory note payable upon demand and secured by a mortgage. The note does not bear interest and has not been amended since issuance of the note.
Policy - Greenbrier’s policy is that all proposed transactions by the Company with directors, officers, five percent stockholders and their affiliates be entered into only if such transactions are on terms no less favorable to Greenbrier than could be obtained from unaffiliated parties, are reasonably expected to benefit the Company and are approved by a majority of the disinterested, independent members of the Company’s board of directors.
Litigation - On July 26, 2004, Mr. James, then-Chairman of Greenbrier’s board of directors, filed an action in the Court of Chancery of the State of Delaware against the Company and all of its then existing directors other than Mr. James. The action sought rescission of the stockholder rights agreement, alleging, among other things, that directors breached their fiduciary duties in adopting the rights agreement and that adopting the rights agreement breached the right-of-first refusal provisions of the Stockholders’ Agreement among Mr. James, William A. Furman and the Company. Subsequently, the action was amended to remove the claims regarding the stockholders’ agreement. The lawsuit did not seek monetary damages. On April 19, 2005, the Estate was substituted as a plaintiff in this litigation. The settlement agreement required the Estate to cause the dismissal, with prejudice, of all claims in this litigation. On April 20, 2005, the parties to the litigation filed with the Delaware court the order approving the stipulation and dismissal of the Delaware litigation. The Delaware court granted that order on April 21, 2005.
Purchases from unconsolidated subsidiaries - The Company purchased railcars totaling $1.0 million for the three months ended November 30, 2004 and $31.8 million for the year ended August 31, 2004 from a 50%-owned joint venture for subsequent sale or for its own lease fleet. No cars were purchased from the joint venture for the year ended August 31, 2003. As a result of the acquisition of the Company’s joint venture partner’s interest on December 1, 2004, the financial results of the entity were consolidated for the last three quarters of 2005. See Note 3 for discussion of the acquisition.
Note 21 - Employee Benefit Plans
Defined contribution plans are available to substantially all United States employees. Contributions are based on a percentage of employee contributions and amounted to $1.2 million, $1.2 million and $1.0 million for the years ended August 31, 2005, 2004 and 2003.
Defined benefit pension plans are provided for Canadian employees covered by collective bargaining agreements. The plans provide pension benefits based on years of credited service. Contributions to the plan are actuarially determined and are intended
35                                        The Greenbrier Companies 2005 Annual Report

to fund the net periodic pension cost. Expenses resulting from contributions to the plans were $2.1 million, $1.9 million and $1.3 million for the years ended August 31, 2005, 2004 and 2003.
Nonqualified deferred benefit plans exist for certain employees. Expenses resulting from contributions to the plans were $1.6 million, $1.6 million and $1.3 million for the years ended August 31, 2005, 2004 and 2003.
Note 22 - Income Taxes
Components of income tax expense (benefit) of continuing operations are as follows:

(In thousands)	2005	2004	2003

Current:
Federal	$15,587	$(35)	$2,810
State	1,213	215	167
Foreign	328	(347)	(738)

	17,128	(167)	2,239
Deferred:
Federal	(1,344)	7,437	1,453
State	2,084	1,481	1,103
Foreign	2,043	368	(252)

	2,783	9,286	2,304

	$19,911	$9,119	$4,543

Income tax expense (benefit) is computed at rates different than statutory rates. The reconciliation between effective and statutory tax rates on continuing operations is as follows:

	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%

State income taxes, net of federal benefit	4.3	3.5	7.0

Impact of foreign operations	(1.0)	(10.0)	.6

Other	1.5	.7	(.4)

	39.8%	29.2%	42.2%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

(In thousands)	2005	2004

Deferred tax assets:
Deferred participation	$(3,931)	$(8,145)
Maintenance and warranty accruals	(9,542)	(8,326)
Accrued payroll and related liabilities	(5,568)	(2,352)
Deferred revenue	(5,754)	(5,364)
Inventories and other	(3,871)	(5,656)
Investment tax credit	(1,061)	(2,981)
SFAS 133 and translation adjustment	–	(835)

	(29,727)	(33,659)
Deferred tax liabilities:
Accelerated depreciation	57,439	58,724
SFAS 133 and translation adjustment	1,902	–
Other	2,015	2,584

Net deferred tax liability	31,629	27,649
Net deferred tax liability attributable to inactive operations	–	(1,540)

Net deferred tax liability	$31,629	$26,109

United States income taxes have not been provided for approximately $13.2 million of cumulative undistributed earnings of several non-United States subsidiaries as Greenbrier plans to reinvest these earnings indefinitely in operations outside the United States.
The Internal Revenue Service (IRS) is currently conducting an audit of the Company’s federal income tax returns for the years ended 1999 through 2002. In connection with the audit, the IRS is reviewing the Company’s decision to take a tax deduction on the 2002 federal tax return in the amount of $52.6 million relating to European operations, which resulted in a $21.5 million tax benefit reported in the 2002 Consolidated Financial Statements. The IRS has not completed its examination. However, upon completion of its audit, the IRS may propose to disallow some or all of the deduction in that year. The Company would have rights of appeal within the IRS and in the courts.
36                                        The Greenbrier Companies 2005 Annual Report

Note 23 - Segment Information
Greenbrier operates in two reportable segments: manufacturing and leasing & services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance is evaluated based on margin. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties.
The information in the following tables is derived directly from the segments’ internal financial reports used for corporate management purposes. Unallocated assets primarily consist of cash and short-term investments.

(In thousands)	2005	2004		2003

Revenue:
Manufacturing	$983,818	$644,927		$491,106
Leasing & services	101,426	88,793		79,608
Intersegment eliminations	(61,022)	(4,269	) (1)	(38,389)

	$1,024,222	$729,451		$532,325

Margin:
Manufacturing	$83,211	$58,208		$37,504
Leasing & services	41,962	33,976		26,834

	$125,173	$92,184		$64,338

Assets:
Manufacturing	$298,730	$254,044		195,341
Leasing & services	299,180	241,514		260,875
Unallocated	73,297	13,195		82,732

	$671,207	$508,753		$538,948

Depreciation and amortization:
Manufacturing	$12,205	$9,399		$9,081
Leasing & services	10,734	11,441		9,630

	$22,939	$20,840		$18,711

Capital expenditures:
Manufacturing	$16,318	$7,161		$7,390
Leasing & services	52,805	35,798		4,505

	$69,123	$42,959		$11,895

37                                        The Greenbrier Companies 2005 Annual Report

The following table summarizes selected geographic information.

(In thousands)	2005	2004	2003

Revenue(2)

United States	$875,261	$558,152	$415,791

Foreign	148,961	171,299	116,534

	$1,024,222	$729,451	$532,325

Identifiable assets:

United States	$516,690	$403,914	$446,966

Canada	48,529	39,943	43,190

Mexico	48,291	366	510

Europe	57,697	64,530	48,282

	$671,207	$508,753	$538,948

(1)	Includes $33.6 million in revenue associated with railcars produced in a prior period for which revenue recognition had been deferred pending removal of contractual contingencies that were removed in 2004.

(2)	Revenues are attributed to the county where the customer is located.
38                                        The Greenbrier Companies 2005 Annual Report

Note 24 - Customer Concentration
In 2005, revenue from one customer was 44% of total revenues. Revenue from two customers was 39% and 12% of total revenue for the year ended August 31, 2004 and revenue from one customer was 28% of total revenues for the year ended August 31, 2003. No other customers accounted for more than 10% of total revenues in 2005, 2004, or 2003. Two customers had balances that individually equaled or exceeded 10% of accounts receivable and in total represented 35% of the consolidated balance at August 31, 2005.
Note 25 - Lease Commitments
Lease expense for railcar equipment leased in under non-cancelable leases was $6.7 million, $6.6 million and $7.9 million for the years ended August 31, 2005, 2004 and 2003. Aggregate minimum future amounts payable under these non-cancelable railcar equipment leases are as follows:

(In thousands)

Year ending August 31,
2006	$5,598
2007	3,631
2008	2,409
2009	1,580
2010	607
Thereafter	50

$13,875

Operating leases for domestic railcar repair facilities, office space and certain manufacturing and office equipment expire at various dates through April 2015. Rental expense for facilities, office space and equipment was $4.0 million, $3.6 million and $3.3 million for the years ended August 31, 2005, 2004 and 2003. Aggregate minimum future amounts payable under these non-cancelable operating leases are as follows:

(In thousands)

Year ending August 31,
2006	$3,672
2007	2,887
2008	2,181
2009	1,814
2010	790
Thereafter	1,125

$12,469

39                                        The Greenbrier Companies 2005 Annual Report

Note 26 - Commitments and Contingencies
In 1990, an agreement was entered into for the purchase and refurbishment of over 10,000 used railcars between 1990 and 1997. The agreement provides that, under certain conditions, the seller will receive a percentage of defined earnings of a subsidiary, and further defines the period when such payments are to be made. Such amounts are referred to as participation, are accrued when earned and charged to leasing & services cost of revenue. Unpaid amounts are included in participation in the Consolidated Balance Sheets. Participation expense was $1.6 million, $1.7 million and $2.7 million in 2005, 2004 and 2003. Payment of participation was $16.8 million in 2005 and is estimated to be $12.1 million in 2006, $9.0 million in 2007, $3.4 million in 2008, $0.2 million in 2009 and minimal thereafter.
Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located on the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 60 other parties, have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that they may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities have signed an Administrative Order on Consent to perform a remedial investigation/feasibility study of the Portland Harbor Site under EPA oversight, and five additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2007. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Company’s Portland property may have released hazardous substances to the environment. Under this oversight, the Company is also conducting groundwater remediation relating to a historical spill on its property.
Because these investigations are still underway, the Company is unable to determine the amount of ultimate liability relating to these matters. Based on the results of the pending investigations and future assessments of natural resource damages, Greenbrier may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, the Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways on the river, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect the Company’s business and results of operations, or the value of its Portland property.
On April 20, 2004, BC Rail Partnership initiated litigation against the Company in the Supreme Court of Nova Scotia, alleging breach of contract and negligent manufacture and design of railcars which were involved in a derailment. No trial date has been set.
On November 3, 2004, and November 4, 2004, in the District Court of Tarrant County, Texas, and in the District Court of Lancaster County, Nebraska, respectively, litigation was initiated against the Company by BNSF. BNSF alleges the failure of a component part on a railcar manufactured by Greenbrier in 1988, resulted in a derailment and a chemical spill. The complaint alleges in excess of $14.0 million in damages. Answers have been filed in both cases and the parties have agreed to stay the Nebraska action and proceed with the litigation in Texas. No trial date has been set.
On September 23, 2004, two current employees and one former employee of the Company filed a civil complaint in Multnomah County Circuit Court, State of Oregon, alleging that the Company failed to comply with Oregon wage and hour laws. Plaintiffs seek injunctive relief and unspecified unpaid wages, penalty wages, costs, disbursements and attorneys’ fees. The parties have participated in mediation proceedings, and are in settlement negotiations. No trial date has been set.
On June 27, 2005, an individual initiated litigation against Union Pacific alleging general and economic damages in the amount of $0.5 million and $1.0 million, respectively, for personal injuries
40                                        The Greenbrier Companies 2005 Annual Report

incurred while operating a handbrake on a railcar operating on Union Pacific’s lines. On September 16, 2005, Union Pacific initiated litigation against various Greenbrier entities claiming indemnity and contribution. Discovery is continuing and no trial date has been set.
Management intends to vigorously defend its position in each of the foregoing cases and believes that any ultimate liability resulting from the above litigation will not materially affect the Company’s financial condition or results of operations.
From time to time, the Company is involved as a defendant in other litigation in the ordinary course of business. While the ultimate outcome of such legal proceedings cannot be determined at this time, management believes that the resolution of these actions will not have a material adverse effect on the Company’s financial condition or results of operation.
On July 26, 2004, Alan James, a former member of Greenbrier’s board of directors, filed an action in the Court of Chancery of the State of Delaware against the Company and all of its directors serving on July 26, 2004, other than Mr. James. Mr. James passed away on January 28, 2005. On April 20, 2005, all of the claims and allegations against Greenbrier were dismissed with prejudice.
On April 20, 2005, the Company entered into an employment agreement with Mr. Furman, President and Chief Executive Officer. The employment agreement provides that Greenbrier pay Mr. Furman a base salary of $550,000 per year (subject to increase by the compensation committee of the board of directors), an annual performance based cash bonus up to 150% of his base salary, and an annual retirement benefit of $407,000 commencing in November 2004 and continuing until Mr. Furman reaches age 70. Either party may terminate the employment agreement at any time upon written notice.
The employment agreement contains a two year non-compete clause limiting Mr. Furman’s activities with competing businesses upon termination. In the event of his termination following a change in control, Mr. Furman will be entitled to a lump sum severance amount equal to three times his base salary and average bonus, accrued salary and vacation, and continuation for three years of specified employee benefits. The Company has also granted Mr. Furman registration rights for a period of five years following termination of employment, as long as he continues to hold at least 10% of the Company’s outstanding shares of common stock and desires to sell at least 500,000 of such shares.
Greenbrier and one of its European customers have raised performance concerns regarding a component that the Company has installed in 372 railcars produced in Europe. The supplier of the component has effectively filed for the United Kingdom equivalent of bankruptcy protection. The customer is seeking a price adjustment on cars which have been delivered and is resisting further deliveries. The Company disputes the customer’s position and is continuing to address performance of the component. Given the condition of the supplier, Greenbrier’s recourse against the supplier may be limited or of no value.
The Internal Revenue Service (IRS) is currently conducting an audit of the Company’s federal income tax returns for the years ended 1999 through 2002. In connection with the audit, the IRS is reviewing the Company’s decision to take a tax deduction on the 2002 federal tax return in the amount of $52.6 million relating to European operations, which resulted in a $21.5 million tax benefit reported in the 2002 Consolidated Financial Statements. The IRS has not completed its examination. However, upon completion of its audit, the IRS may propose to disallow some or all of the deduction in that year. The Company would have rights of appeal within the IRS and in the courts.
The Company has entered into contingent rental assistance agreements, aggregating $11.9 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from one to seven years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the years ended August 31, 2005 and 2004 no accruals were made to cover estimated obligations as the existing liability was adequate. For the year ended August 31, 2003, $0.9 million was accrued. There is no liability accrued at August 31, 2005. All of these agreements were entered into prior to December 31, 2002 and have not been modified since. The accounting for any future rental assistance agreements will comply with the guidance required by FASB Interpretation (FIN) 45 which pertains to contracts entered into or modified subsequent to December 31, 2002.
41                                        The Greenbrier Companies 2005 Annual Report

A portion of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues but the system of prescribed rates has been superseded by a system known as deprescription. A ten-year period used to phase in this new system ended on January 1, 2003. Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period.
There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for the Company which amounted to $25.3 million, $27.2 million and $24.3 million in 2005, 2004 and 2003.
In accordance with customary business practices in Europe, the Company has $10.8 million in bank and third party performance, advance payment and warranty guarantee facilities, all of which have been utilized as of August 31, 2005. To date no amounts have been drawn under these performance, advance payment and warranty guarantee facilities.
At August 31, 2005, an unconsolidated subsidiary had $8.0 million of third party debt, for which the Company has guaranteed 33% or approximately $2.7 million. In the event that there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.
The Company has outstanding letters of credit aggregating $1.8 million associated with material purchases and facility leases.
Greenbrier has jointly committed with Babcock & Brown Rail Management, LLC to purchase new railcars from unaffiliated manufacturers to be leased to third party customers. Greenbrier’s remaining portion of this commitment is approximately $94.0 million.
Note 27 - Fair Value of Financial Instruments
The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

	2005

	Carrying	Estimated
(In thousands)	Amount	Fair Value

Notes payable and subordinated debt	$223,252	$218,541
Deferred participation	9,826	8,780

	2004

	Carrying	Estimated
(In thousands)	Amount	Fair Value

Notes payable and subordinated debt	$112,455	$119,124
Deferred participation	20,363	17,296
The carrying amount of cash and cash equivalents, accounts and notes receivable, revolving notes, accounts payable and accrued liabilities, foreign currency forward contracts and interest rate swaps is a reasonable estimate of fair value of these financial instruments. Estimated rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of notes payable and subordinated debt. The fair value of deferred participation is estimated by discounting the estimated future cash payments using the Company’s estimated incremental borrowing rate.
Note 28 - Guarantor/Non Guarantor
The Notes (see Note 15) issued on May 11, 2005, are fully and unconditionally and jointly and severally guaranteed by certain of Greenbrier’s wholly owned subsidiaries: Autostack Corporation, Greenbrier-Concarril, LLC, Greenbrier Leasing Corporation, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar, Inc., Gunderson, Inc., Gunderson Marine, Inc., Gunderson Rail Services, Inc., and Gunderson Specialty Products, LLC. No other subsidiaries guarantee the Notes.
The following represents the supplemental consolidated condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of August 31, 2005 and 2004 and for the years ended August 31, 2005, 2004 and 2003. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of
42                                        The Greenbrier Companies 2005 Annual Report

accounting. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as the sales or transfers were to third parties.
On September 1, 2005, the Company changed the status of some of its incorporated subsidiary guarantors to limited liability companies. Each limited liability company assumed all of the existing assets of the respective corporation, including the guarantee of the notes.
43                                        The Greenbrier Companies 2005 Annual Report

The Greenbrier Companies, Inc.
       Condensed Consolidated Balance Sheet
       For the year ended August 31, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$66,760	$2,053	$4,350	$41	$73,204
Restricted cash	–	–	93	–	93
Accounts and notes receivable	27,325	75,762	19,827	43	122,957
Inventories	–	77,110	44,588	–	121,698
Railcars held for sale	–	54,165	5,863	(607)	59,421
Investment in direct finance leases	–	9,974	–	–	9,974
Equipment on operating leases	–	185,104	–	(1,949)	183,155
Property, plant and equipment	8	51,381	21,814	–	73,203
Other	276,072	24,788	2,635	(275,993)	27,502

	$370,165	$480,337	$99,170	$(278,465)	$671,207

Liabilities and Stockholders’ Equity
Revolving notes	$–	$–	$12,453	$–	$12,453
Accounts payable and accrued liabilities	9,586	144,672	40,916	84	195,258
Participation	–	21,900	–	–	21,900
Deferred income tax	952	31,560	(484)	(399)	31,629
Deferred revenue	1,396	5,387	127	–	6,910
Notes payable	183,072	17,772	13,791	–	214,635
Subordinated debt	–	8,617	–	–	8,617
Minority interest	–	(111)	–	111	–
Subsidiary shares subject to mandatory redemption	–	–	–	3,746	3,746
Stockholders’ Equity	175,159	250,540	32,367	(282,007)	176,059

	$370,165	$480,337	$99,170	$(278,465)	$671,207

44                                        The Greenbrier Companies 2005 Annual Report

The Greenbrier Companies, Inc.
       Condensed Consolidated Statement of Operations
       For the year ended August 31, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue
Manufacturing	$66,940	$549,216	$340,499	$(15,494)	$941,161
Leasing & services	1,369	84,061	–	(2,369)	83,061

	68,309	633,277	340,499	(17,863)	1,024,222
Cost of revenue
Manufacturing	62,535	488,906	321,213	(14,704)	857,950
Leasing & services	–	41,168	–	(69)	41,099

	62,535	530,074	321,213	(14,773)	899,049

Margin	5,774	103,203	19,286	(3,090)	125,173
Other costs
Selling and administrative expense	14,260	33,893	9,272	–	57,425
Interest and foreign exchange	7,405	6,770	3,576	(2,916)	14,835
Special charges	–	2,913	–	–	2,913

	21,665	43,576	12,848	(2,916)	75,173

Earnings (loss) before income tax, minority interest and equity in earnings (loss) of unconsolidated subsidiaries	(15,891)	59,627	6,438	(174)	50,000
Income tax (expense) benefit	6,452	(24,413)	(2,027)	77	(19,911)

Earnings (loss) before minority interest and equity in unconsolidated subsidiaries	(9,439)	35,214	4,411	(97)	30,089
Minority interest	–	(25)	–	25	–
Equity in earnings (loss) of unconsolidated subsidiaries	39,261	382	–	(39,910)	(267)

Net earnings	$29,822	$35,571	$4,411	$(39,982)	$29,822

45                                        The Greenbrier Companies 2005 Annual Report

The Greenbrier Companies, Inc.
       Condensed Consolidated Statement of Cash Flows
       For the year ended August 31, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net earnings	$29,822	$35,571	$4,411	$(39,982)	$29,822
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	(2,845)	(553)	9,284	(79)	5,807
Tax benefit of stock options exercised	2,393	–	–	–	2,393
Depreciation and amortization	208	19,179	3,620	(68)	22,939
Gain on sales of equipment	–	(6,439)	–	(358)	(6,797)
Other	–	274	401	(24)	651
Decrease (increase) in assets:
Accounts and notes receivable	(95,492)	54,661	8,241	262	(32,328)
Inventories	–	8,414	6,989	–	15,403
Railcars held for sale	–	(38,126)	(970)	601	(38,495)
Other	(45,887)	(4,239)	(199)	39,910	(10,415)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	4,459	21,480	(25,715)	(221)	3
Participation	–	(15,207)	–	–	(15,207)
Deferred revenue	1,397	2,837	51	–	4,285

Net cash provided by (used in) operating activities	(105,945)	77,852	6,113	41	(21,939)

Cash flows from investing activities:
Principal payments received under direct finance leases	–	5,733	–	–	5,733
Proceeds from sales of equipment	–	32,528	–	–	32,528
Investment in and advances to unconsolidated subsidiaries	–	92	–	–	92
Acquisition of joint venture interest	–	8,435	–	–	8,435
Decrease in restricted cash	–	–	1,007	–	1,007
Capital expenditures	–	(63,747)	(5,376)	–	(69,123)

Net cash used in investing activities	–	(16,959)	(4,369)	–	(21,328)

Cash flows from financing activities:
Changes in revolving notes	–	–	2,514	–	2,514
Proceeds from notes payable	175,000	–	–	–	175,000
Repayments of notes payable	(1,052)	(65,752)	(887)	–	(67,691)
Repayments of subordinated debt	–	(6,325)	–	–	(6,325)
Dividends	(3,889)	–	–	–	(3,889)
Net proceeds from equity offering	127,462	–	–	–	127,462
Repurchase and retirement of stock	(127,538)	–	–	–	(127,538)
Stock options exercised and restricted stock awards	3,286	–	–	–	3,286

Net cash provided by (used in) financing activities	173,269	(72,077)	1,627	–	102,819

Effect of exchange rate changes	(564)	2,783	(677)	–	1,542
Increase (decrease) in cash and cash equivalents	66,760	(8,401)	2,694	41	61,094
Cash and cash equivalents
Beginning of period	–	10,454	1,656	–	12,110

End of period	$66,760	$2,053	$4,350	$41	$73,204

46                                        The Greenbrier Companies 2005 Annual Report

The Greenbrier Companies, Inc.
       Condensed Consolidated Balance Sheet
       For the year ended August 31, 2004

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$–	$10,454	$1,656	$–	$12,110
Restricted cash	–	–	1,085	–	1,085
Accounts and notes receivable	(68,167)	162,994	25,001	179	120,007
Inventories	–	46,932	46,037	–	92,969
Railcars held for sale	–	15,266	4,893	(6)	20,153
Investment in direct finance leases	–	21,244	–	–	21,244
Equipment on operating leases	–	164,633	–	(2,375)	162,258
Property, plant and equipment	35	37,868	18,512	–	56,415
Other	230,367	19,332	1,730	(228,917)	22,512

	$162,235	$478,723	$98,914	$(231,119)	$508,753

Liabilities and Stockholders’ Equity
Revolving notes	$–	$–	$8,947	$–	$8,947
Accounts payable and accrued liabilities	5,127	112,604	60,516	303	178,550
Participation	–	37,107	–	–	37,107
Deferred income tax	3,797	32,114	(9,481)	(321)	26,109
Deferred revenue	–	2,550	–	–	2,550
Notes payable	9,124	74,523	13,866	–	97,513
Subordinated debt	–	14,942	–	–	14,942
Subsidiary shares subject to mandatory redemption	–	–	–	3,746	3,746
Stockholders’ Equity	144,187	204,883	25,066	(234,847)	139,289

	$162,235	$478,723	$98,914	$(231,119)	$508,753

47                                        The Greenbrier Companies 2005 Annual Report

The Greenbrier Companies, Inc.
       Condensed Consolidated Statement of Operations
       For the year ended August 31, 2004

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue
Manufacturing	$28,551	$306,070	$306,984	$11,629	$653,234
Leasing & services	881	75,405	–	(69)	76,217

	29,432	381,475	306,984	11,560	729,451
Cost of revenue
Manufacturing	25,042	270,455	287,717	11,812	595,026
Leasing & services	–	42,304	–	(63)	42,241

	25,042	312,759	287,717	11,749	637,267
Margin	4,390	68,716	19,267	(189)	92,184
Other costs
Selling and administrative expense	12,608	24,748	10,932	–	48,288
Interest and foreign exchange	2,386	6,170	2,975	(63)	11,468
Special charges	–	–	1,234	–	1,234

	14,994	30,918	15,141	(63)	60,990

Earnings (loss) before income tax and equity in earnings (loss) of unconsolidated subsidiaries	(10,604)	37,798	4,126	(126)	31,194
Income tax (expense) benefit	6,468	(15,906)	(26)	345	(9,119)

Earnings (loss) before equity in unconsolidated subsidiaries	(4,136)	21,892	4,100	219	22,075
Equity in earnings (loss) of unconsolidated subsidiaries	24,914	(822)	–	(26,128)	(2,036)

Earnings (loss) from continuing operations	20,778	21,070	4,100	(25,909)	20,039
Earnings from discontinued operations (net of tax)	–	–	739	–	739

Net earnings (loss)	$20,778	$21,070	$4,839	$(25,909)	$20,778

48                                        The Greenbrier Companies 2005 Annual Report

The Greenbrier Companies, Inc.
       Condensed Consolidated Statement of Cash Flows
       For the year ended August 31, 2004

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net earnings	$20,778	$21,070	$4,839	$(25,909)	$20,778
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Earnings from discontinued operations	–	–	(739)	–	(739)
Deferred income taxes	1,220	8,200	571	(345)	9,646
Depreciation and amortization	208	17,824	2,871	(63)	20,840
Gain on sales of equipment	–	(512)	–	(117)	(629)
Special charges	–	–	1,234	–	1,234
Other	–	896	435	1	1,332
Decrease (increase) in assets:
Accounts and notes receivable	6,441	(32,065)	(12,304)	142	(37,786)
Inventories	–	(21,108)	(1,647)	400	(22,355)
Railcars held for sale	–	(14,523)	(4,127)	32,747	14,097
Other	(36,750)	692	11,593	27,405	2,940
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	3,814	18,461	8,699	(18)	30,956
Participation	–	(18,794)	–	–	(18,794)
Deferred revenue	–	(3,367)	(522)	(33,606)	(37,495)

Net cash provided by (used in) operating activities	(4,289)	(23,226)	10,903	637	(15,975)

Cash flows from investing activities:
Principal payments received under direct finance lease	–	9,461	–	–	9,461
Proceeds from sales of equipment	–	16,217	–	–	16,217
Investment in and advances to unconsolidated subsidiaries	–	(2,240)	–	–	(2,240)
Decrease in restricted cash	–	1,233	3,524	–	4,757
Capital expenditures	–	(40,221)	(3,378)	640	(42,959)

Net cash provided by (used in) investing activities	–	(15,550)	(146)	640	(14,764)

Cash flows from financing activities:
Changes in revolving notes	–	–	(14,030)	–	(14,030)
Repayments of notes payable	(969)	(19,751)	(819)	–	(21,539)
Repayments of subordinated debt	–	(5,979)	–	–	(5,979)
Dividends	(889)	–	–	–	(889)
Proceeds from exercise of stock options	6,093	–	–	–	6,093
Purchase of subsidiaries shares subject to mandatory redemption	–	–	–	(1,277)	(1,277)

Net cash provided by (used in) financing activities	4,235	(25,730)	(14,849)	(1,277)	(37,621)

Effect of exchange rate changes	54	571	2,547	–	3,172
Decrease in cash and cash equivalents	–	(63,935)	(1,253)	–	(65,188)
Cash and cash equivalents:
Beginning of period	–	74,389	2,909	–	77,298

End of period	$–	$10,454	$1,656	$–	$12,110

49                                        The Greenbrier Companies 2005 Annual Report

The Greenbrier Companies, Inc.
       Condensed Consolidated Statement of Operation
       For the year ended August 31, 2003

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue
Manufacturing	$654	$278,614	$213,516	$(30,902)	$461,882
Leasing & services	328	69,929	(78)	264	70,443

	982	348,543	213,438	(30,638)	532,325
Cost of revenue
Manufacturing	–	250,047	205,409	(31,078)	424,378
Leasing & services	–	43,645	(1)	(35)	43,609

	–	293,692	205,408	(31,113)	467,987
Margin	982	54,851	8,030	475	64,338
Other costs
Selling and administrative expense	9,786	21,489	8,687	–	39,962
Interest and foreign exchange	2,319	9,049	2,291	(41)	13,618

	12,105	30,538	10,978	(41)	53,580
Earnings (loss) before income tax, equity in earnings (loss) of unconsolidated subsidiaries	(11,123)	24,313	(2,948)	516	10,758
Income tax (expense) benefit	4,666	(10,198)	1,534	(545)	(4,543)

Earnings (loss) before equity in unconsolidated subsidiaries	(6,457)	14,115	(1,414)	(29)	6,215
Equity in earnings (loss) of unconsolidated subsidiaries	10,774	(50)	–	(12,622)	(1,898)

Net earnings (loss)	$4,317	$14,065	$(1,414)	$(12,651)	$4,317

50                                        The Greenbrier Companies 2005 Annual Report

The Greenbrier Companies, Inc.
       Condensed Consolidated Statement of Cash Flows
       For the year ended August 31, 2003

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net earnings (loss)	$4,317	$14,065	$(1,414)	$(12,651)	$4,317
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	3,252	(1,036)	(140)	544	2,620
Depreciation and amortization	216	16,506	2,024	(35)	18,711
Gain on sales of equipment	–	(150)	–	(304)	(454)
Other	–	132	529	–	661
Decrease (increase) in assets:
Accounts and notes receivable	7,839	(32,212)	(168)	(245)	(24,786)
Inventories	–	(885)	(8,336)	(1,054)	(10,275)
Railcars held for sale	–	6,706	29,398	(32,727)	3,377
Other	(11,257)	(872)	655	12,622	1,148
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(4,602)	21,038	14,162	245	30,843
Participation	–	(5,094)	–	–	(5,094)
Deferred revenue	–	2,978	(30,212)	33,605	6,371

Net cash provided by (used in) operating activities	(235)	21,176	6,498	–	27,439

Cash flows from investing activities:
Principal payments received under direct finance leases	–	14,294	–	–	14,294
Proceeds from sales of equipment	–	23,954	–	–	23,954
Investment in and advances to unconsolidated subsidiaries	–	(3,126)	–	–	(3,126)
Increase in restricted cash	–	(1,099)	(4,201)	–	(5,300)
Capital expenditures	(2)	(8,206)	(3,687)	–	(11,895)

Net cash provided by (used in) investing activities	(2)	25,817	(7,888)	–	17,927

Cash flows from financing activities:
Changes in revolving notes	–	–	(5,754)	–	(5,754)
Proceeds from notes payable	–	–	6,348	–	6,348
Repayments of notes payable	(892)	(25,454)	(7,712)	–	(34,058)
Repayments of subordinated debt	–	(6,148)	–	–	(6,148)
Proceeds from exercise of stock options	1,797	–	–	–	1,797

Net cash provided by (used in) financing activities	905	(31,602)	(7,118)	–	(37,815)

Effect of exchange rate changes	(668)	423	2,396	–	2,151
Increase (decrease) in cash and cash equivalents	–	15,814	(6,112)	–	9,702
Cash and cash equivalents:
Beginning of period	–	58,575	9,021	–	67,596

End of period	$–	$74,389	$2,909	$–	$77,298

51                                        The Greenbrier Companies 2005 Annual Report

Quarterly Results of Operations
Unaudited operating results by quarter for 2005 are as follows:

(In thousands, except per share amounts)	First	Second	Third	Fourth	Total

2005
Revenue
Manufacturing	$200,397	$233,808	$266,090	$240,866	$941,161
Leasing & services	17,651	21,105	19,944	24,361	83,061

	218,048	254,913	286,034	265,227	1,024,222
Cost of revenue
Manufacturing	182,862	217,796	241,491	215,801	857,950
Leasing & services	10,380	10,570	9,561	10,588	41,099

	193,242	228,366	251,052	226,389	899,049
Margin	24,806	26,547	34,982	38,838	125,173
Other costs
Selling and administrative expense	12,072	14,044	15,276	16,033	57,425
Interest and foreign exchange	3,059	4,295	2,285	5,196	14,835
Special charges	–	–	2,913	–	2,913

	15,131	18,339	20,474	21,229	75,173
Earnings before income tax and equity in unconsolidated subsidiaries	9,675	8,208	14,508	17,609	50,000
Income tax expense	(3,554)	(3,397)	(5,881)	(7,079)	(19,911)
Equity in (loss) earnings of unconsolidated subsidiaries	(731)	(9)	417	56	(267)

Net earnings	$5,390	$4,802	$9,044	$10,586	$29,822

Basic earnings per common share:	$.36	$.32	$.60	$.71	$1.99
Diluted earnings per common share:	$.35	$.31	$.58	$.68	$1.92
52                                        The Greenbrier Companies 2005 Annual Report

Quarterly Results of Operations
Unaudited operating results by quarter for 2004 are as follows:

(In thousands, except per share amounts)	First	Second	Third	Fourth	Total

2004
Revenue
Manufacturing	$117,303	$148,725	$207,136	$180,070	$653,234
Leasing & services	17,896	17,836	18,157	22,328	76,217

	135,199	166,561	225,293	202,398	729,451
Cost of revenue
Manufacturing	104,589	138,993	189,275	162,169	595,026
Leasing & services	10,837	10,404	10,301	10,699	42,241

	115,426	149,397	199,576	172,868	637,267
Margin	19,773	17,164	25,717	29,530	92,184
Other costs
Selling and administrative expense	10,060	10,924	12,352	14,952	48,288
Interest and foreign exchange	2,601	2,604	2,932	3,331	11,468
Special charges	–	1,234	–	–	1,234

	12,661	14,762	15,284	18,283	60,990
Earnings before income tax and equity in unconsolidated subsidiary	7,112	2,402	10,433	11,247	31,194
Income tax benefit (expense)	(2,639)	1,309	(4,116)	(3,673)	(9,119)
Equity in (loss) earnings of unconsolidated subsidiary	(318)	(1,474)	58	(302)	(2,036)

Net earnings from continuing operations	4,155	2,237	6,375	7,272	20,039
Earnings from discontinued operations	–	–	–	739	739

Net earnings	$4,155	$2,237	$6,375	$8,011	$20,778

Basic earnings per common share
Continuing operations	$.29	$.15	$.44	$.50	$1.38
Net earnings	$.29	$.15	$.44	$.55	$1.43
Diluted earnings per common share
Continuing operations	$.28	$.15	$.42	$.47	$1.32
Net earnings	$.28	$.15	$.42	$.52	$1.37
53                                        The Greenbrier Companies 2005 Annual Report

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
The Greenbrier Companies, Inc.
We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and Subsidiaries (the “Company”) as of August 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended August 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Greenbrier Companies, Inc. and Subsidiaries as of August 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 3, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting.
Deloitte & Touche LLP
Portland, Oregon
November 3, 2005
Item 9.
CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.
54                                        The Greenbrier Companies 2005 Annual Report

Item 9a.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes In Internal Controls
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management of the Greenbrier Companies, Inc. together with its consolidated subsidiaries (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
As of the end of the Company’s 2005 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We have excluded from our evaluation the internal control over financial reporting of the Mexican operation, which was acquired on December 1, 2004. As of and for the period from December 1, 2004 through August 31, 2005, total assets and total revenues subject to the Mexican operation internal control over financial reporting represented 6.9% and 14.4% of our consolidated total assets and total revenues as of and for the year ended August 31, 2005. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of August 31, 2005 is effective.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005.
Inherent Limitations on Effectiveness of Controls
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
55                                        The Greenbrier Companies 2005 Annual Report

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
The Greenbrier Companies, Inc.
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” that The Greenbrier Companies, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of August 31, 2005, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Management’s Report on Internal Control over Financial Reporting,” management excluded from their assessment the internal control over financial reporting at Greenbrier-Concarril, which was acquired on December 1, 2004 and whose financial statements reflect total assets and revenues constituting 6.9 and 14.4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Greenbrier-Concarril. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of August 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2005 of the Company and our report dated November 3, 2005 expressed an unqualified opinion on those financial statements.
Deloitte & Touche LLP
Portland, Oregon
November 3, 2005
56                                        The Greenbrier Companies 2005 Annual Report

PART III
Item 10.
DIRECTORS AND EXECUTIVE
OFFICERS OF THE REGISTRANT
There is hereby incorporated by reference the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2005.
Item 11.
EXECUTIVE COMPENSATION
There is hereby incorporated by reference the information under the caption “Executive Compensation” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2005.
Item 12.
SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
There is hereby incorporated by reference the information under the captions “Voting” and “Stockholdings of Certain Beneficial Owners and Management” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2005.
Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
There is hereby incorporated by reference the information under the caption “Certain Relationships and Related Party Transactions” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2005.
Item 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES
There is hereby incorporated by reference the information under the caption “Ratification of the Appointment of Auditors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2005.
57                                        The Greenbrier Companies 2005 Annual Report

PART IV
Item 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES
       (a)            (1) Financial Statements
                See Consolidated Financial Statements in Item 8
       (b)            (2) Financial Statements Schedule*

*	All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.
   (a)       (3)       The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1.		Registrant’s Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 33-78852, effective July 11, 1994, together with Certificate of Designation of Preferences and Rights of Series A Preferred Stock, dated July 13, 2004, is incorporated herein by reference to exhibit 3.1 to the Registrant’s Annual Report on form 10-K for the year ended August 31, 2004.
3.2.		Registrant’s Amended and Restated By-laws, as amended on November 9, 1994, January 8, 2002, and August 20, 2004, is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2004.
4.1.		Rights Agreement, dated as of July 13, 2004, between the Registrant and EquiServe Trust Registrant, N.A., as Rights Agent, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed September 16, 2004.
4.2.		Amendment No. 1 to the Rights Agreement, dated as of July 13, 2004, is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed November 15, 2004.
4.3.		Amendment No. 2 to the Rights Agreement, dated as of July 13, 2004, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed February 9, 2005.
4.4.		Registration Rights Agreement among the Registrant and Banc of America Securities LLC and Bear, Stearns & Co. Inc., dated May 11, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 13, 2005.
4.5.		Indenture between the Registrant, Autostack Corporation, Greenbrier-Concarril, LLC, Greenbrier Leasing Corporation, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar, Inc., Gunderson, Inc., Gunderson Marine, Inc., Gunderson Rail Services, Inc., Gunderson Specialty Products, LLC and U.S. Bank National Association as Trustee dated May 11, 2005, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 13, 2005.
10.1.	*	Greenbrier Leasing Corporation’s Manager Owned Target Benefit Plan dated as of January 1, 1996 is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.
10.2.	*	James-Furman Supplemental 1994 Stock Option Plan is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 1994.
10.3.		Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.4.		Railcar Management Agreement between Greenbrier Leasing Corporation and James-Furman & Registrant, dated as of December 31, 1989 is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement No. 33 78852, dated July 11, 1994.
58                                        The Greenbrier Companies 2005 Annual Report

EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued)

10.5.		Form of Amendment No. 1 to Railcar Management Agreement between Greenbrier Leasing Corporation and James-Furman & Registrant dated as of July 1, 1994 is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.6.		Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman & Registrant, dated as of December 31, 1989 is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.7.		Form of Amendment No. 1 to Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman & Registrant dated as of July 1, 1994 is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.8.		Lease of Land and Improvements dated as of July 23, 1992 between the Atchison, Topeka and Santa Fe Railway Registrant and Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.9.		Re-marketing Agreement dated as of November 19, 1987 among Southern Pacific Transportation Registrant, St. Louis Southwestern Railway Registrant, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.10.		Amendment to Re-marketing Agreement among Southern Pacific Transportation Registrant, St. Louis Southwestern Railway Registrant, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of November 15, 1988 is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.11.		Amendment No. 2 to Re-marketing Agreement among Southern Pacific Transportation Registrant, St. Louis Southwestern Railway Registrant, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.12.		Amendment No. 3 to Re-marketing Agreement dated November 19, 1987 among Southern Pacific Transportation Registrant, St. Louis Southwestern Railway Registrant, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of March 5, 1991 is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
10.13.		First amendment dated September 26, 1994 to the Lease of Land and Improvements dated as of July 23, 1992 between The Atchison, Topeka and Santa Fe Railway Registrant and Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.
10.14.	*	Stock Incentive Plan—2000, dated as of April 6, 1999 is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 1999.
10.15.	*	Amendment No. 1 to the Stock Incentive Plan—2000, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended February 28, 2001.
10.16.	*	Amendment No. 2 to the Stock Incentive Plan—2000, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended February 28, 2001.
10.17.	*	Amendment No 3 to the Stock Incentive Plan—2000, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended February 28, 2001.
10.18.		The Greenbrier Companies Code of Business Conduct and Ethics is incorporated herein by reference to exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2003.
10.19.	*	Employment Agreement dated February 15, 2004 between James T. Sharp and Registrant, is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2004.
59                                        The Greenbrier Companies 2005 Annual Report

EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued)

10.20.	*	Employment Agreement between the Registrant and Mr. William A. Furman dated April 20, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 20, 2005.
10.21.		Settlement Agreement entered into as of April 20, 2005 by and among the Registrant, William A. Furman and each of George L. Chelius and Eric Epperson as Executor of the Will and Estate of Alan James and as Trustee, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 21, 2005.
10.22.		Stipulation and Order of Dismissal, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed April 21, 2005.
10.23.		Stock Purchase Agreement, entered into as of April 20, 2005, by and among the Registrant, William A. Furman and each of George L. Chelius and Eric Epperson as Executor of the Will and Estate of Alan James and as Trustee, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed April 21, 2005.
10.24.		Form of Lock-Up Agreement, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed April 21, 2005.
10.25.		Registration Rights Agreement, entered into as of April 20, 2005, by and among the Registrant and each of George L. Chelius and Eric Epperson as Executor of the Will and Estate of Alan James and as Trustee, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed April 21, 2005.
10.26.		Mutual and General Release, is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed April 21, 2005.
10.27.		Termination of Option Agreement, entered into as of April 20, 2005, by and among Greenbrier Leasing Corporation and each of George L. Chelius and Eric Epperson as Executor of the Will and Estate of Alan James and as Trustee, is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed April 21, 2005.
10.28.		Underwriting Agreement between the Registrant and Bear, Stearns & Co. Inc. as representatives of the several underwriters dated as of May 5, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 11, 2005.
10.29.		Purchase Agreement among the Registrant and Banc of America Securities LLC and Bear Stearns & Co. Inc., as initial purchasers, dated of May 5, 2005, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed July 1, 2005.
10.30.	*	Credit Agreement dated June 29, 2005 among the Registrant, Inc., TrentonWorks Limited, each lender from time to time a party thereto, Bank of America, N.A., as administrative agent, and Bank of America, National Association, acting through its Canada branch, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 6, 2005
10.31.	*	Form of Director Restricted Share Agreement related to the 2005 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 5, 2005.
10.32.	*	Form of Employee Restricted Share Agreement related to the 2005 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 5, 2005.
10.33.	*	Form of Change of Control Agreement, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed August 5, 2005.
10.34.	*	2004 Employee Stock Purchase Plan, is incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed November 25, 2003.
10.35.	*	2005 Stock Incentive Plan, is incorporated herein by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A filed November 24, 2004.
60                                        The Greenbrier Companies 2005 Annual Report

EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued)

10.36*	Amendment No. 1 to the 2005 Stock Incentive Plan dated June 30, 2005.
12.1 Calculation of ratio of earnings to fixed charges.
21.1 List of the subsidiaries of the Registrant
23 Consent of Deloitte & Touche LLP, independent auditors.
31.1(a) Certification pursuant to Rule 13(a) - 14(a)
31.2(b) Certification pursuant to Rule 13(a) - 14(a)
32.1(c) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(d) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
61                                        The Greenbrier Companies 2005 Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GREENBRIER COMPANIES, INC.
Dated: November 2, 2005

By:	/s/ William A. Furman

William A. Furman
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Benjamin R. Whiteley Benjamin R. Whiteley, Chairman of the Board	November 2, 2005

/s/ William A. Furman William A. Furman, President and Chief Executive Officer, Director	November 2, 2005

/s/ Victor G. Atiyeh Victor G. Atiyeh, Director	November 2, 2005

/s/ Duane C. McDougall Duane C. McDougall, Director	November 2, 2005

/s/ A. Daniel O’Neal A. Daniel O’Neal, Director	November 2, 2005

/s/ Charles J. Swindells Charles J. Swindells, Director	November 2, 2005

/s/ C. Bruce Ward C. Bruce Ward, Director	November 2, 2005

/s/ Donald A. Washburn Donald A. Washburn, Director	November 2, 2005

/s/ Larry G. Brady Larry G. Brady, Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 2, 2005
62                                        The Greenbrier Companies 2005 Annual Report

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREENBRIER-CONCARRIL, LLC

Dated: November 2, 2005	By:	/s/ Larry G. Brady
Larry G. Brady
Vice President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on November 2, 2005:

Signature	Title

/s/ William A. Furman	Chairman of the Board of Directors
William A. Furman	(Principal Executive Officer)

/s/ Larry G. Brady	Vice President
Larry G. Brady	(Principal Financial and Accounting Officer)

/s/ L. Clark Wood	Director
L. Clark Wood

/s/ Robin Bisson	Director
Robin Bisson

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREENBRIER MANAGEMENT SERVICES LLC

Dated: November 2, 2005	By:	Greenbrier Leasing Company LLC
Sole Member and Manager

	By:	/s/ Larry G. Brady

Larry G. Brady
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on November 2, 2005:

Signature	Title

/s/ William A. Furman	Principal Executive Officer
William A. Furman

/s/ Larry G. Brady	Principal Financial and Accounting Officer
Larry G. Brady

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GUNDERSON MARINE LLC

Dated: November 2, 2005	By:	/s/ Larry G. Brady
Larry G. Brady
Vice President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on November 2, 2005:

Signature	Title

/s/ William A. Furman	Manager
William A. Furman	(Principal Executive Officer)

/s/ Larry G. Brady	Vice President
Larry G. Brady	(Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GUNDERSON SPECIALTY PRODUCTS LLC

Dated: November 2, 2005	By:	Gunderson LLC, Sole Member and Sole Manager

	By:	/s/ Larry G. Brady

Larry G. Brady
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on November 2, 2005:

Signature	Title

/s/ William A. Furman	Principal Executive Officer
William A. Furman

/s/ Larry G. Brady	Principal Financial and Accounting Officer
Larry G. Brady

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREENBRIER LEASING, L.P.

Dated: November 2, 2005	By:	Greenbrier Management Services LLC
General Partner

	By:	Greenbrier Leasing Company LLC
Sole Member and Manager

	By:	/s/ Larry G. Brady

Larry G. Brady
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on November 2, 2005:

Signature	Title

/s/ William A. Furman	Principal Executive Officer
William A. Furman

/s/ Larry G. Brady	Principal Financial and Accounting Officer
Larry G. Brady

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREENBRIER RAILCAR LLC

Dated: November 2, 2005	By:	/s/ Larry G. Brady
Larry G. Brady
Vice President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on November 2, 2005:

Signature	Title

/s/ William A. Furman	Manager
William A. Furman	(Principal Executive Officer)

/s/ Larry G. Brady	Vice President
Larry G. Brady	(Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GUNDERSON RAIL SERVICES LLC

Dated: November 2, 2005	By:	/s/ Larry G. Brady
Larry G. Brady
Vice President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on November 2, 2005:

Signature	Title

/s/ William A. Furman	Manager
William A. Furman	(Principal Executive Officer)

/s/ Larry G. Brady	Vice President
Larry G. Brady	(Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AUTOSTACK COMPANY LLC

Dated: November 2, 2005	By:	/s/ Larry G. Brady
Larry G. Brady
Vice President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on November 2, 2005:

Signature	Title

/s/ William A. Furman	Chief Executive Officer and Manager
William A. Furman	(Principal Executive Officer)

/s/ Larry G. Brady	Vice President
Larry G. Brady	(Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GUNDERSON LLC

Dated: November 2, 2005	By:	/s/ Larry G. Brady
Larry G. Brady
Vice President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on November 2, 2005:

Signature	Title

/s/ William A. Furman	Manager
William A. Furman	(Principal Executive Officer)

/s/ Larry G. Brady	Vice President
Larry G. Brady	(Principal Financial and Accounting Officer)